Form 10-K405
PLAINS PETROLEUM CO
filed 1995-03-30
CIK 775272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                             -----------------
                                       or
------- Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934
          (No Fee Required)
                          Commission file number 1-8975
                                                 ------

                            PLAINS PETROLEUM COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           84-0928792
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     12596 West Bayaud
P.O. Box 281306, Lakewood, Colorado                          80228
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           (303)  969-9325
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
     Title of each class                               which registered
---------------------------------               -------------------------------
Common stock, par value $.01 per share               New York Stock Exchange
Rights pursuant to preferred stock rights            New York Stock Exchange
purchase agreement

Securities registered pursuant to Section 12(g) of the Act:    NONE
                                                            --------------
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                        -------        -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
         _______________ $222,200,000 as of March 15, 1995 _________________
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         _______________ 9,815,826 as of March 15, 1995 _________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ----

                            PLAINS PETROLEUM COMPANY
                               INDEX TO FORM 10-K

                   PART I                                             PAGE
Item 1:            Business                                           3-8

Item 2:            Properties                                         8-13

Item 3:            Legal Proceedings                                  13

Item 4:            Submission of Matters to a Vote of                 14-15
                   Security Holders

                   PART II

Item 5:            Market for Registrant's Common Equity              15
                   and Related Stockholder Matters

Item 6:            Selected Financial Data                            16

Item 7:            Management's Discussion and Analysis of            17-20
                   Financial Condition and Results of Operations

Item 8:            Financial Statements and Supplementary Data        21-42

Item 9:            Disagreements on Accounting and Financial          43
                   Disclosure


                   PART III

Item 10:           Directors and Executive Officers of the            43-44
                   Registrant

Item 11:           Executive Compensation                             45-49

Item 12:           Security Ownership of Certain Beneficial           50-51
                   Owners and Management

Item 13:           Certain Relationships and Related Transactions     52

                   PART IV

Item 14:           Exhibits, Financial Statement Schedules, and       53-60
                   Reports of Form 8-K


                   Signatures                                         61

                                     PART I

ITEM 1:   BUSINESS

          (A)  GENERAL DEVELOPMENT OF BUSINESS

          Plains Petroleum Company (Plains) was incorporated as a wholly-owned subsidiary of K N Energy, Inc. (K N) in 1983. Plains was formed to own and operate substantially all of K N's then remaining gas and oil producing
properties.   In 1985, K N distributed its Plains stock to the K N shareholders which resulted in K N no longer holding an ownership position in Plains and in the trading of Plains' stock on the New York Stock Exchange as a separate and distinct entity. In 1986, Plains Petroleum Operating Company (PPOC) was formed as a wholly-owned subsidiary of Plains. Plains Petroleum Gathering Company
(PPGC) was incorporated in 1992 as a wholly-owned subsidiary of PPOC. Plains, PPOC and PPGC are hereinafter referred to collectively as the "Company".

          During the latter part of 1994, another oil and gas firm, Cross Timbers Oil Company, acquired 6.6 percent of the Company's outstanding stock and announced it was considering, among other things, a business combination with the Company. To assure the best possible result to shareholders in such an event, the Board of Directors authorized its financial advisors, Goldman, Sachs & Co. and Batchelder & Partners, to study the alternative of a stock-for-stock merger with a select group of public companies in the energy industry. Although discussions with a number of possible merger partners have taken place, the Board has not received a proposal that it is prepared to recommend to the Company's shareholders. As a result, the study of possible business combinations was expanded on February 28, 1995 to increase the group of possible merger partners and to consider transactions involving the acquisition of the Company for cash or a combination of cash and securities. The expanded study process is expected to be concluded by late spring. If the process does not yield a proposal that the Board of Directors believe is in the shareholders' best interests, then the Company will continue to pursue its independent strategy of growth through acquisition, exploration and development.

          In 1994, the Company acquired proved natural gas reserves of 20.3 billion cubic feet (Bcf) and 2-1/2 million barrels of oil. The most significant acquisition during the year was completed on November 1 with the purchase of 15 Bcf of proved natural gas reserves and 2.3 million barrels of proved oil reserves located in Colorado, Wyoming, Montana, North Dakota and Utah for approximately $22 million. In addition, the Company purchased interests in an oil pipeline and 50,000 undeveloped acres for approximately $2 million.

          Other smaller 1994 acquisitions included a March purchase for $1.7 million of interests in seven producing natural gas wells with approximately 2-1/2 Bcf of natural gas proved reserves in Wyoming's Washakie Basin. This acquisition was in connection with PPOC's participation in a natural gas development program. In September, a $1.825 million acquisition was completed of nine natural gas wells located in Oklahoma, with estimated net proved reserves of 2.35 Bcf.

          During 1994, the Company added proved reserves, excluding the acquisitions noted above, of approximately 16.6 Bcf of natural gas and 3 million barrels of oil through its exploitation and exploration programs.

          In 1993, the Company acquired interests in certain producing oil and gas properties principally located in Wyoming's Powder River Basin for approximately $1.7 million. In addition, an estimated obligation of $2-1/2 million for contingent consideration related to a 1990 merger transaction was recognized in the 1993 property costs. The contingent provisions of the transaction were completed in May 1994 with the issuance of the Company's common stock and cash valued at $2-1/4 million.

          In 1992, the Company acquired producing oil properties located in Wyoming for approximately $12 million, adding estimated proved reserves of approximately 2 million barrels of oil.

          In 1991, the Company acquired certain oil and gas properties located in the Permian Basin of west Texas and southeast New Mexico for $17 million. The purchase, together with additional interests acquired in certain west Texas oil properties, resulted in total spending of approximately $19 million for estimated proved reserves of nearly 5 million equivalent barrels of oil.

          In 1990, the Company acquired McAdams, Roux and Associates, Inc. (MRA) by issuing common stock and assuming MRA's bank debt, liabilities and deferred income taxes in exchange for all of the outstanding common stock of MRA. During 1990 the Company also acquired oil and gas properties in west Texas and southeastern New Mexico and additional operating interests in west Texas and Wyoming. These acquisitions added estimated proved reserves of 4.8 million barrels of oil and 8.7 Bcf of gas.


          (B)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The Company's business, as conducted through December 31, 1994, is in a single industry segment.

          (C)  NARRATIVE DESCRIPTION OF BUSINESS

               (1)  GENERAL

          The Company is an oil and gas exploration, development and production company with interests in 653 producing gas wells and 853 producing oil wells located on approximately 344,500 gross (240,500 net) acres held by production with proved reserves of 312 Bcf of gas and 11 million barrels of oil at December 31, 1994. The reserves are located in the lower 48 states, principally in the Kansas and Oklahoma portions of the Hugoton field, the Permian Basin of west Texas and southeastern New Mexico and in the Powder River and Green River Basins of Wyoming. See "Properties" in Item 2. In 1994, approximately 47% of the Company's gas revenues (approximately 34% of total revenues) came from sales made to K N, its principal purchaser, under a long-term natural gas purchase contract. See "Marketing" in section (3) below.

          The Company is headquartered in Lakewood, Colorado with additional offices in Midland, Texas; Lakin, Kansas; and Gillette, Wyoming. Annual rent expense for office and storage facilities was $544,000, $515,000 and $507,000 for 1994, 1993 and 1992, respectively. See Note Six of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K for further information on lease terms and annual rental commitments. As of March 15, 1994, the Company employed 82 people.

          On February 17, 1995, the Company entered into a new credit agreement for a $150 million unsecured, revolving bank line, replacing the previous $60 million line of credit. The new bank line has an initial borrowing base limitation of $110 million, which will be redetermined annually. Under the new agreement, outstanding borrowings at the end of the revolving period in January 1997 convert to a term loan. See Note Three of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K for further information on the line of credit terms.

               (2)  OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT

          The Company's oil and gas development and production operations are conducted principally on-shore in the geographic locations indicated in "General", section (1) above. In addition, primary exploration areas include the Green River Basin of Wyoming, the Gulf Coast region and west Texas.

          Prospects are identified for acreage acquisition and for exploratory or developmental drilling primarily through in-house staff geologists, geophysicists, landmen and petroleum engineers. This staff directs various seismic and other geological and geophysical tests on prospective oil and gas properties and, based on its analysis of the data provided by such tests, evaluates such properties and directs the acquisition of oil and gas leases or interests in drilling prospects. Prospects are acquired by purchasing oil and gas leasehold interests from other companies or directly from landowners in areas considered favorable for oil and gas exploration and by participating in projects and prospects that permit the Company to earn an ownership interest in leases owned by others in consideration for performing or participating in certain drilling operations.

          The Company typically conducts drilling activities with other companies as joint working interest owners in order to increase its participation in different prospects and to reduce the concentration of risk through diversification. Under the terms of these joint operating arrangements, one of the working interest owners acts as the operator in charge of the day-to-day management of the properties and is paid a fee and certain expenses by the other working interest owners. The Company is generally the operator of properties in which it generates interests. Where it acts as operator, the engineering staff directs the drilling of test wells and supervises the development and operation of properties for the production of oil and gas. It contracts with independent drilling contractors to perform the actual drilling and completion of the wells.

          Historically, the Company has directed most of its expenditures toward drilling development wells; that is, wells located in fields having proved oil or gas reserves. Drilling development wells generally involves fewer risks and
meets with a higher degree of success than exploratory drilling.   Cash provided
by operations is expected to sufficiently fund the Company's 1995 capital spending program, which includes approximately $7-1/2 million for exploration activities.

          The Company continues to seek additional acquisition opportunities. Supported by its $150 million bank credit line and its market capitalization, the Company has the financing capability to pursue such opportunities as they become available. For 1995, the Company has targeted acquiring $25 million of
oil and gas properties.   See "Competition" in section (4) below.

               (3)  MARKETING

                    (i)  GAS

          Approximately one-half of the Company's total gas revenues were generated under a long-term contract for sales from the Hugoton field in southwestern Kansas and a contract covering the Niobrara area of northeastern Colorado. This production was sold at a wellhead price of $2.00 per million British Thermal Unit (MMBtu) for the five months (January through March, November and December) of the 1994 heating season and $1.80 and $1.75 per MMBtu for the balance of the year for the Hugoton field and Niobrara field, respectively. Gathering, transportation, dehydration, processing and other similar costs of marketing are included in wellhead prices. Spot market sales are burdened by these marketing costs, which range from 15 cents to 40 cents per MMBtu in the Rocky Mountain and Mid-continent areas. A second major customer purchased natural gas representing approximately 11% of total oil and gas revenues. No other single customer purchased gas which accounted for more than 10% of the Company's total revenues.

          In the annual price redetermination of its long-term gas sales contract with its principal purchaser, the Company negotiated a two-tier seasonal price arrangement for 1995. Under this agreement, the Company will sell 14 Bcf of natural gas to K N at a weighted average wellhead price for 1995 of $1.80 per MMBtu. Another 2-1/2 Bcf will be sold to K N on a spot market basis. In 1994, the Company negotiated the release of 66 Hugoton field wells connected to Company-owned gathering lines covered by this contract. Another 37 wells were released for 1995. The contract covering Niobrara production was not renewed for 1995. The gas from these wells will be sold on the spot market to third parties. Negotiations with the principal purchaser for 1996 prices under the long-term contract will begin in late 1995.

          Through its marketing department, the Company sells the balance of its gas supplies to various purchasers under percentage of proceeds, short-term or spot sales and limited term contracts of up to one year in duration. Prices for these sales are negotiated between the buyer and seller and depend upon the length of the term during which the supplies are committed and the supply-demand conditions in both the geographic area where the gas is produced and the market area where it is consumed.

          Federal price controls of natural gas expired on January 1, 1993 pursuant to the Natural Gas Wellhead Decontrol Act of 1989.

                    (ii)  OIL AND CONDENSATE

          Oil, including wellhead condensate production, is generally sold from the leases at currently posted field prices. Due to its increased oil production, the Company has negotiated with purchasers prices with bonuses in excess of the posted price. In 1994, these bonuses added a total of $1.6 million in revenues. Marketing arrangements are made locally with purchasers, who are various petroleum companies. The Company sells its oil production to numerous customers. No customer's total 1994 oil purchases represented more than 10% of total Company revenues. Oil revenues totaled $17.2 million for 1994 and represented 28% of the Company's total revenues for the year.

               (4) COMPETITION

          The Company faces strong competition in all phases of its operations from major oil and gas companies, independent operators and other entities, particularly in the areas of acquisition of oil and gas properties and undeveloped leases and marketing of crude oil and natural gas. Many of these competitors have financial resources, operating staffs, geological and geophysical data and facilities substantially greater than those of the Company. Furthermore, there exists many factors which may impact the production, process-ing and marketing of crude oil and natural gas that are beyond the control of the Company and cannot be accurately predicted. One of many factors is the significant influence of foreign producers on the production and pricing of crude oil. The demand for viable prospects available for exploration and development of oil and gas reserves as well as the necessary supportive servic-ing equipment and experienced personnel continues to be intense. Although the Company believes it has adequate financial and operating resources to remain competitive, there is no assurance of the continued availability of these resources, and consequently, it may be at a significant disadvantage with its competitors.

               (5) OPERATING HAZARDS

          The Company's operations are subject to all the risks normally incident to the exploration for and production of oil and gas, including blowouts, encountering formations with abnormal pressure, cratering, pollution and fires. Any of these events could result in damage to, or destruction of, oil and gas wells or producing facilities, suspension of operations, damage to property or the environment, and injury to persons. Losses and liabilities arising from such events could reduce revenues and increase costs to the extent the Company is liable and such loss or liability is not covered by insurance. The Company maintains insurance which it believes is customary in the industry against some, but not all, of these risks. There is no assurance that such insurance will continue to be available in the future at a reasonable cost.

               (6)  ENVIRONMENTAL, PRODUCTION AND PRICE REGULATION

          The states where the Company operates control production from oil and gas wells. State conservation statutes or regulations require drilling permits, establish the spacing of wells, allow the pooling and unitization of properties and limit the rate of allowable production. Such conservation regulations have not had a material adverse effect on the Company's operations in the past, and management does not anticipate that they will in the future.

          The Company, as an owner and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations may, among other things, impose liability on an oil and gas lessee for the cost of pollution clean-up and pollution damages to the property of others, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

          The Company has made and will continue to make expenditures to comply with these requirements, which are necessary costs of doing business in the oil and gas industry. As part of the Company's commitment to environmental responsibility, it has adopted a corporate environmental policy, and retained the services of an independent consulting firm to conduct an initial audit of Company properties and train operations and professional employees in environ-mental awareness, as well as in preventative and remedial work, when appropri-ate. Environmental requirements have a substantial impact upon the energy industry; however, these requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry as a whole.

          At present, there are no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. The Company believes that expenditures for compliance with current federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material adverse effect in the future upon the capital expenditures, earnings or competitive position of the Company.


ITEM 2:   PROPERTIES

          (A)  LOCATION AND CHARACTER OF PROPERTIES

          The Company had an interest in 1,506 wells as of December 31, 1994 and operated 772 of those wells.


                 Number of Wells        Gross     Net
                 ---------------        -----     ---
                    Gas                   653     471
                    Oil                   853     292
                                        -----     ---
                    Total               1,506     763
                                        -----     ---
                                        -----     ---

          Most of the Company's wells and associated reserves are located in the Hugoton field in southwest Kansas and the Oklahoma panhandle, the Permian Basin of west Texas and southeastern New Mexico and the Powder River and Green River Basins of Wyoming. The wells are located on leases held by production.

          Gross acres are the total number of acres in which the Company owns a working interest; net acres are the sum of the fractional working interests owned by the Company in gross acres. Acreage is deemed to be developed if it is either held by existing production or is part of a unit held by existing production. At yearend, 344,455 gross and 240,548 net acres were held by production, and 229,412 gross and 99,974 net acres were held for exploration.

KANSAS

          The majority of gas production is generated from the Company's interest in wells (394 gross, 322 net) located in two fields in Kansas. Approximately 71% of the Company's total proved producing gas reserves are located in the Hugoton field, the larger of the two fields. The Company operates 275 wells of the 323 Hugoton wells in which it has an interest.

          The Kansas Corporation Commission ruled in 1986 that optional infill drilling is permitted in the Chase group of the Hugoton field. Infill drilling allows a second well to be drilled in each unit. Units are generally 640 acres in size. The Company has participated in or drilled 121 infill wells, all of which are currently producing.

          Recently, the Company drilled two horizontal legs to an old Hugoton field well with relatively weaker deliverability. Should this effort prove successful, it could enhance the economics of drilling on 55 of the Company's remaining potential infill locations and provide opportunities of adding horizontal legs on a number of the older wells.

WYOMING

          The Company has an interest in 406 gross wells (86 net wells) located in the Powder River, Washakie and Greater Green River Basins of Wyoming. In addition to the acquisition of Wyoming properties described in Item 1, the Company participated in various exploitation and exploration projects.

            In November 1994, the Snowbank No. 1, an Almond formation discovery in the Washakie Basin in Carbon County, was completed. It was connected to a temporary pipeline in late January 1995 and is currently producing 1.12 MMcf of natural gas per day. The Company operates this well and has a 50 percent working interest. Approximately 12,000 acres surrounding this well are con-trolled by the Company and its co-venturers. Further development of this acreage will begin after evaluation of the discovery well's production.

          Under a development program commenced in 1993, the Company participated as a 50% working interest owner in the drilling of fourteen natural gas wells to the Almond-Mesaverde formation in Washakie Basin. Eight wells were completed and four are on production. Five wells are awaiting completion or a pipeline connection. One well was unsuccessful. In March 1994, the Company acquired, for $1.7 million, interests in seven wells drilled in the Washakie Basin prior to 1994. Due to current low natural gas prices, the 1995 drilling program with the co-owner has been reduced to four wells.

TEXAS

          As of December 1994, the Company had an interest in 323 gross wells (213 net wells) located in Texas. During 1994, the Company's exploitation and exploration activities included the participation in five successful exploratory wells located in Dawson County. These prospects were identified through the use of three-dimensional seismic technology. Drilling of a second offset well commenced in late January 1995. The Company has a 10 percent working interest in this project. In 1995, the Company plans to drill six additional west Texas exploratory prospects.

          The Company acquired a working interest (80 percent before payout; 50 percent after payout) in a waterflood project in the Moss Grayburg San Andres Unit located in Ector County. Six producing wells and six water injection wells were drilled in 1994. Three other wells were recompleted as water injection wells. The Company plans to join in two additional Ector County waterflood projects in 1995.

LOUISIANA

          The first of two exploratory prospects begun in 1994, the Patterson Deep Prospect in St. Mary Parish, was completed as a dry hole in the first quarter of 1995. The Company's share of dry hole costs approximated $600,000. Drilling on a second prospect, South Perry Point in Acadia and Vermillion Parish, is expected to reach its total depth in the second quarter of 1995.

          The 1992 discovery well of the Ship Shoal Block 45 field in shallow state waters offshore Louisiana was placed on production in September 1993 after a second well was completed. Three additional wells were drilled in 1994, two of which were placed on production in August and one in late December. The Company has a 33 percent working interest (25 percent net revenue interest) in this project. For 1995, the Company plans to continue its exploratory efforts in the Gulf of Mexico.

OTHER ACTIVITIES

          The Company joined in the drilling of a Morrow well located in Eddy County, New Mexico and two Simpson-McKee wells and a Devonian well located in the Teague field in Lea County. These wells were placed on production in 1994. Other 1994 New Mexico exploitation projects included the recompletion of eight wells to the P1 formation in the Bluitt area of Roosevelt County and the drilling of four Niobrara wells in northeastern Colorado.

          In a joint venture effort, the Company participated in a project to develop infill locations identified using three-dimensional seismic technology in the Eagle Springs field located in Nye County, Nevada. Two wells were drilled and completed in 1994 and a third was placed on production in mid-January 1995. The Company has a 40 percent working interest in the three new wells and, after spending an additional $432,000 on drilling, will earn a 40 percent working interest in the remainder of the field. Four additional wells are planned in 1995.

DRILLING ACTIVITY

          The following table sets forth the Company's drilling activity for each of the three years ended December 31, 1994.


                         Development      Exploratory           Total
                            Wells            Wells              Wells
                         -----------      -----------       -------------
                         Gross   Net      Gross   Net       Gross     Net
                         -----   ---      -----   ---       -----     ---
1994 - Total               46    27         16    3           62      30
     - Successful (2)      36    23          6    1           42      24

1993 - Total               23    16          9    3           32      19
     - Successful (2)      17    15          1    1/10        18      15

1992 - Total (1)           56    40         10    4           66      44
     - Successful (2)      50    36          1    1/3         51      36

(1)  In addition, nine wells were successfully recompleted in new formations.
(2) A successful well is an exploratory or a development well found to be capable of producing either oil or gas in sufficient quantities to justify completion of the well for the production of oil or gas.

          Proved reserves added from extensions, discoveries and other additions in each year were as follows:

                                  Gas (MMcf)       Oil (MBbls)
                                  ----------       -----------
                    1994            19,639            2,297
                    1993             6,288            1,194
                    1992             1,993              171

Note:     MMcf = million cubic feet
          MBbls = thousand barrels

          (B) DISCLOSURE OF OIL AND GAS OPERATIONS (provided in accordance with the Securities Act Industry Guide 2 and including information in
               Item 2 (A) above))

               (1)  OIL AND GAS RESERVES

          All of the Company's proved developed reserve quantities of 292 Bcf of gas and 7.5 million barrels of oil were estimated at yearend 1994 by Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm. Proved undeveloped reserves were estimated to be 20.1 Bcf and 3.5 million barrels by the Company's petroleum engineers and amounted to approximately 11% of total proved reserve equivalents at December 31, 1994. Proved developed reserve quantities in prior years were estimated annually by independent petroleum engineers. The Company's reserves are located in the lower 48 states, princi-pally in the Kansas and Oklahoma portions of the Hugoton Field, the Permian Basin of west Texas and southeastern New Mexico, and in the Powder River and Green River Basins of Wyoming.

          The report of the independent petroleum engineering firm provides estimated proved developed reserves and future revenues as of December 31, 1994 and includes an estimate of proved developed reserves established by the Company's infill drilling in the Kansas Hugoton Field. Reserve estimates for infill wells are based upon the initial test results and the completion report of each newly completed well rather than an extrapolation of field-wide data. However, no proved undeveloped reserves for the Hugoton Field are included in the Company's estimate.

          The reserve quantities are estimates of the Company's net volumes which can be expected to be recovered commercially at current prices and with existing conventional equipment and operating methods. Proved developed reserves are only those reserves expected to be recovered from existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells and improved recovery projects where additional expenditures are required.

          At December 31, 1994, the Company believes that there are no material estimated future dismantlement and abandonment costs for its properties. For the purpose of computing the discounted future net cash flows, estimated future dismantlement and abandonment costs are assumed to equal the estimated salvage values of the properties.

          For further information on the Company's reserves, see Note Eight of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K.

               (2)  RESERVES REPORTED TO OTHER AGENCIES

          The Company will file the Annual Survey of Domestic Oil and Gas Reserves with the Energy Information Administration (EIA) as required by law. Only minor differences of less than five percent are anticipated in reserve estimates, which were due to small variances in actual production versus yearend estimates, and in certain classifications reported in Form 10-K as compared to those in the EIA report.

          (3)  GAS PRODUCTION, SALES PRICES AND PRODUCTION COSTS

          The following table sets forth the average sales price of gas and oil produced and sold and the average production costs per thousand cubic feet equivalent (Mcfe) of gas for each of the periods presented.

                     Average                                 Average
         Gas       Sales Price     Oil          Average    Production
       Production      Per      Production    Sales Price   Cost Per
        (MMcf)         Mcf       (MBbls)        Per Bbl      Mcfe(a)
       ----------  -----------  ----------    -----------  ----------
1994    23,925        $1.86       1,236         $13.91        $.79
1993    23,757         1.94       1,220          14.83         .88
1992    21,654         1.83       1,039          18.20         .91

(a) Includes lease operations expense, production and property taxes, transpor-tation and processing and net profit and gas trust payments. Mcfe is calculated on the basis of 6 Mcf per 1 barrel of oil. Net profit and gas trust payments are described in (5) and (6) below.

               (4)  FUTURE NET CASH FLOWS

          At yearend 1994, the pre-tax present value (discounted at 10%) of future net cash flows from proved reserves was $235 million, with gas represent-ing 83% and oil 17% of proved reserves. Net cash flows from properties under the K N contract were computed using (1) the price which was renegotiated with KN for 1995 and (2) yearend costs. Net cash flows from other properties used yearend prices or prices under production sales contracts and yearend costs.
The discount factor was applied on a year-by-year basis utilizing anticipated sales over the life of the reserves. Additional information concerning the future net cash flows from proved oil and gas reserves is presented in Note Eight of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K.

               (5)  NET PROFIT AGREEMENTS

          The Company produces gas in the Oklahoma portion of the Hugoton field under a "Dry Gas Agreement" with Chevron USA, Inc. (Chevron). This agreement allows the Company to expend funds for the operation of the properties (including the cost of drilling wells) and to recoup the funds so expended from current production income. Eighty percent of net operating income generated by the gas production (after operational costs are recouped, including the cost of drilling and equipping wells) is then paid to Chevron. At December 31, 1994, the Company had working interests in 21 Guymon-Hugoton wells and 43 Camrick wells under the terms of this agreement.

          The Company also produces gas in the Kansas Hugoton field under various agreements similar to the Chevron agreement, except that net operating income is allocated 15% to the Company and 85% to the other parties. At December 31, 1994, the Company had working interests in 47 Chase wells and eight Council Grove wells under such agreements.

          Additional or replacement wells drilled on the properties, including wells drilled under the infill drilling program in the Hugoton field, would be operated under the same terms and conditions as existing wells, and would result in the commencement of the 80/20 or 85/15 net operating income allocation after the cost of the new wells is recovered.

               (6)  HUGOTON GAS TRUST AGREEMENT

          Gas rights established in 1955 to some 50,000 partially developed acres in Finney and Kearny Counties, Kansas were transferred by K N on October 1, 1984 to the Company subject to a gas payment of six cents per Mcf for gas produced from the acreage. Quarterly payments are made by the Company to the Hugoton Gas Trust, a publicly-held trust created in 1955. Payments terminate when the recoverable gas reserves decline to 50 Bcf or less. At yearend 1994, the Company has working interests in 156 Chase wells and 42 Council Grove wells which are subject to such payments. Any additional gas wells drilled on this acreage will also be subject to the six-cent payment per Mcf of gas produced.


ITEM 3:   LEGAL PROCEEDINGS

     See Note Six of the Notes to Consolidated Financial Statements in Part II,
     Item 8 of this report on Form 10-K.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ADDITIONAL ITEM -

          EXECUTIVE OFFICERS OF THE REGISTRANT

          The following information required by Item 401 of Regulation S-K pertains to the executive officers who are not directors of the Registrant and are not included with information under Item 10, Part III of this Form 10-K:

                          Darrel Reed:  Vice President, Controller and
                                        Treasurer
                                  Age:  53
                            Term ends:  April 1995
                        Period served:  Since July 1985
Past five years - business experience:  Vice President - Finance and Treasurer and Chief Financial and Accounting
                                        Officer from July 1985 through May
                                        1994.

                   Eugene A. Lang, Jr:  Senior Vice President, General Counsel
                                        and Secretary
                                  Age:  41
                            Term ends:  April 1995
                        Period served:  Since October 1990
Past five years - business experience:  Vice President, General Counsel and
                                        Secretary from October 1990 through May
                                        1994.  Attorney at Law, Houston, Texas,
                                        from September 1986 through September
                                        1990.

                  Lee B. VanRamshorst:  Senior Vice President - Business
                                        Development of Plains Petroleum
                                        Operating Company (PPOC), the
                                        Registrant's operating subsidiary.
                                  Age:  55
                            Term ends:  May 1995
                        Period served:  Since November 1985
Past five years - business experience:  Vice President - Engineering of PPOC from May 1988 through November 1991.

                 Robert A. Miller, Jr:  Vice President - Law of PPOC
                                  Age:  53
                            Term ends:  May 1995
                        Period served:  Since September 1985
Past five years - business experience:  Vice President, General Counsel from
                                        August 1987 through September 1990.

                     Robert W. Wagner:  Vice President - Land and Marketing of
                                        PPOC
                                  Age:  54
                            Term ends:  May 1995
                        Period served:  Since May 1985
Past five years - business experience:  Manager - Land of PPOC from May 1985 through April 1988.

                         John N. Wood:  Vice President - Information Systems of
                                        PPOC
                                  Age:  47
                            Term ends:  May 1995
                        Period served:  Since November 1990
Past five years - business experience:  Vice President - Geoscience Systems of
                                        PPOC from May through November 1991;
                                        Manager - Geoscience Systems of PPOC
                                        from November 1990 through April 1991;
                                        Vice President - Exploration Computing,
                                        McAdams, Roux and Associates, Inc. from
                                        1988 through October 1990.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The common stock of Plains Petroleum Company was first listed on the New York Stock Exchange on September 16, 1985. The reported high and low market prices for the two most recent fiscal years and the most recent interim period are shown below.

                                               High           Low
                                             --------       -------
     1995 First quarter (through March 15)     24           21 3/8
     1994 (by quarter):
          Fourth                               27 7/8       23 1/8
          Third                                26 5/8       20 3/4
          Second                               22 5/8       19 1/2
          First                                27 7/8       21 3/8

     1993  (by quarter):
          Fourth                               28            19 1/2
          Third                                30 3/8        25 3/8
          Second                               29            24 3/8
          First                                29 3/4        24 7/8

          There are approximately 3,800 record holders as of March 15, 1995 of the Company's common stock. In addition, Plains estimates that approximately 5,200 shareholders hold stock as beneficial owners in nominee accounts.

          The Company paid quarterly dividends of 6 CENTS per share, or 24 CENTS per annum, during each of the three years ending December 31, 1994. On
February 15, 1995 the Company declared a quarterly dividend of 6 CENTS per share payable on March 31, 1995.

          The Company has a rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

ITEM 6:  SELECTED FINANCIAL DATA


(In thousands, except per share)              1994         1993            1992       1991      1990
------------------------------------------------------------------------------------------------------
           OPERATING DATA

Revenues                                     $61,693      $64,280        $58,541     $58,706   $48,791

Net earnings                                   6,650        1,727 (a)      9,134      16,659    16,796

Earnings per share                               .68          .18            .93        1.71      1.76

            BALANCE SHEET DATA

Total assets                                $156,944     $126,792       $133,975    $120,474   $91,348

Long-term debt                                37,000       13,500         20,000      15,000     3,000

Stockholders' equity                          99,456       94,803         95,358      88,515    73,280

Cash dividends per common share                  .24          .24            .24         .24       .16

     (a) Includes an impairment charge of $9.3 million and a net credit of $1.3 million for two mandatory accounting changes.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          The Company achieved growth in oil and gas reserves of 11% through a combined program of acquisitions, exploration and exploitation. In a highly competitive market for a limited quantity of quality properties, the Company successfully acquired 20 billion cubic feet (Bcf) of gas and 2.5 million barrels of oil. Exploration and exploitation achievements added another 19.6 Bcf of gas and 2.3 million barrels of oil. In a year marked by fluctuating and declining prices resulting in production curtailments, the Company reported net earnings of 68 CENTS per share as compared to 18 CENTS per share in the previous year. Concentrated efforts to reduce operating costs and improve operating efficiencies offset declines in revenues stemming from lower prices.

     LIQUIDITY AND CAPITAL RESOURCES

     At yearend 1994, the Company's working capital increased to $1.9 million, as compared to $1 million the prior yearend. Cash provided by operations was used principally to fund the Company's 1994 capital expenditures for development drilling and exploration, totaling approximately $21 million and for production facilities including gathering and automation facilities and compression units in the Hugoton field of $1.3 million. Additionally, cash provided in excess of funding operational requirements was used to repay a portion of the borrowings and to fund dividend payments. Development drilling and production enhancement projects in 1994 comprised approximately 63% of the capital expenditures. Of the total expenditures, 1994 exploration projects represented approximately $7 million.

     During 1994, the Company utilized a portion of its bank credit line to finance acquisitions of properties in Colorado, Wyoming, Montana, North Dakota, Utah and Oklahoma totaling approximately $27 million.

     On February 17, 1995, the Company entered into a new credit agreement for a $150 million unsecured, revolving bank line replacing the previous $60 million line of credit. (See Note Three of Notes to Consolidated Financial Statements.) Together with cash provided from operations, the Company believes that this new bank line provides the financial strength to aggressively pursue acquisition opportunities and to support an active development and exploration program, all of which are necessary for growth.

     The Company plans a 1995 capital spending program of approximately $34 million for exploitation, exploration and production enhancement projects. An additional $25 million has been targeted for acquisition of oil and gas properties. Approximately $16 million, or 46% of the capital spending program will be directed toward development drilling projects located principally in Wyoming, Nevada and offshore Texas and Louisiana. Secondary recovery projects consisting of waterflood enhancement programs in the Cambridge, Rozet, N. Adon Road and other Minnelusa fields of Wyoming and the Moss Grayburg San Andres Unit located in Texas will require capital spending of approximately $8 million. Exploration drilling efforts of approximately $3 1/2 million will focus on projects in the Permian Basin of west Texas, the offshore Gulf Coast and the Green River Basin of Wyoming. Other exploration capital spending efforts, estimated to cost approximately $4 million will be directed toward the development of prospects through lease acquisitions and utilization of seismic and other geological studies.

     In mid-February 1995, an exploratory test, the Patterson Deep Prospect in Louisiana, was completed as a dry hole. The Company's investment in this well approximated $600,000 and will be expensed in the first quarter of 1995.

     For the three-year period ended December 31, 1994, the Company paid quarterly dividends of 6 CENTS per share, or 24 CENTS per annum. It has repurchased a total of approximately 48,000 shares of its common stock for use in its employee benefit plans.


     RESULTS OF OPERATIONS

     During 1994, the Company generated net earnings of $6.6 million (68 CENTS per share) compared to $1.7 million (18 CENTS per share) in 1993. In an effort to improve profitability, the Company concentrated its efforts on improving the efficiency of field operations while simultaneously reducing costs. Lower production and exploration operating costs in 1994 offset increases in depreciation, depletion and amortization expense and in general and administrative expenses. Net earnings in 1993 were impacted by a $9.3 million impairment charge on certain properties and a net credit of $1.3 million derived from two mandatory accounting changes.

     REVENUES

     Revenues for 1994 were $62 million, 4% lower than 1993 revenues of $64 million, primarily due to lower average gas and oil prices. Revenues for 1993 increased 10% over 1992 as a result of higher volumes sold and increased average gas prices. Gas revenues represented nearly 72% of the Company's total revenues for 1994 and 1993.

     Gas revenues declined 4% to $44 million from $46 million in 1993 principally due to declining prices. Average gas prices for 1994 ranged from $2.08 per Mcf in the first quarter to $1.74 in the fourth quarter, resulting in average prices for the year of $1.86, down 8 CENTS, or 4%, from 1993. Average prices for 1993 were up 11 CENTS per Mcf from 1992.

     One-half of the Company's total gas revenues were received from the Company's principal purchaser for sales from the Hugoton field in southwestern Kansas and the Niobrara area of northeastern Colorado. The Company received a wellhead price of $2.00 per million British Thermal Unit (MMBtu) from this purchaser for the five months of January through March, November and December. For the months of April through October 1994, the Company received $1.80 and $1.75 per MMBtu at the wellhead for the Hugoton field and the Niobrara field, respectively. Under a two-tier seasonal pricing contract effective for 1995, the Company will receive a weighted average wellhead price of $1.80 per MMBtu on net sales volumes of 14 Bcf and spot market prices on another 5 Bcf (net). In addition to the 1994 negotiated permanent release of 66 Hugoton field wells connected to Company-owned gathering lines, an additional 37 wells were released for 1995. Production from these wells will be sold on the spot market. Negotiations with the purchaser for 1996 prices will commence in late 1995.

     Wellhead prices include all transportation and marketing charges, whereas spot market sales are burdened with these additional costs. These charges currently range from 15 CENTS to 40 CENTS per MMBtu in the Rocky Mountain and Mid-continent area. The balance of the Company's gas supplies are sold to various purchasers under percentage of proceeds, short-term or spot sales contracts.

     Natural gas production volumes of 23.9 Bcf sold in 1994 increased 1% over 1993 volumes of 23.8 Bcf. This nominal increase was attributed to constraints on the principal purchaser's gathering system in the Hugoton field for the first quarter and curtailment of production due to low prices during the third quarter.

     Oil revenues of $17 million declined 5% from 1993 primarily due to a 6%
drop in average prices.   Oil revenues of $18 million for 1993 declined 4% as
compared to 1992 revenues. Average oil prices realized during 1994 were at a five-year average low of $13.91 per barrel, in comparison to $14.83 for 1993 and $18.20 for 1992. Oil production of 1.2 million barrels for 1994 was comparable to 1993. However, due to the acquisition of primarily oil properties in November 1994, average daily production by yearend was 4,602 barrels, an increase of 34% from the beginning of the year.

     OPERATING EXPENSES

     Operating expenses for 1994 were relatively unchanged as compared with 1993, excluding the $9.3 million impairment charge in 1993. Operating expenses in 1993, exclusive of the impairment charge, were 14% over 1992 due to increased lease operating costs and higher depreciation, depletion and amortization charges associated with acquired properties.


     Production costs, including lease operating costs, production and property taxes, transportation and processing fees and net profits payments, declined $2.6 million to $24.7 million in 1994, a 10% decrease from 1993. Production costs for 1994 approximated $4.73 per barrel of oil equivalent (BOE) compared to $5.28 per BOE in 1993 and $5.48 per BOE in 1992.

     A decline in lease operating costs of 14% from 1993 is directly attributed to the Company's program to improve operating efficiencies, dispose of marginally economic wells and reduce costs, particularly with respect to oil field operations. Lease operating costs for 1993 were 9% over 1992 due to increased operating costs associated with acquisitions, drilling programs and production workovers and increased transportation and processing costs on spot sales of natural gas.

     Production and property taxes increased 10% over the prior year.
Production taxes for 1994 decreased 6% due to lower revenues. 1993 production taxes were at a comparable level to 1992. Conversely, property taxes consisting principally of ad valorem taxes increased 31% over 1993. This increase is primarily attributable to rising rates and valuation methods utilized by Kansas tax authorities for the Hugoton field properties.

     Transportation and processing (T&P) costs decreased 6% from 1993 due to lower average charges of 10 CENTS to 15 CENTS per MMBtu related to spot market sales. Increased spot market sales volumes in 1993 resulted in a 41% increase in T&P over 1992. Lower gas sales (down 7%) and an 11% decline in average prices received for production from Oklahoma properties resulted in a 32% decline in net profits expense as compared to 1993. In 1993, gas sales from these same properties were higher as compared to 1992 resulting in an increase in net profits expense of 4% above 1992.

     Consistent with industry practices, certain general and administrative costs attributed directly to other operating expense classifications of lease operations, exploration and transportation were reclassified to the respective operating expense categories for the years 1994, 1993 and 1992. Employee payroll expenses declined by 10% in 1994 from 1993 as a result of a 14% staff reduction in 1993. After reclassifications of $2.3 million and $3.4 million for 1994 and 1993, respectively, to the operating expense categories, general and administrative costs were approximately $935,000, or 15%, above 1993, primarily due to higher costs related to employee benefit plans. Termination of an administrative overhead sharing arrangement in mid-1992 and reduction of operating overhead reimbursement attributed to properties sold caused 1993 general and administrative costs to increase 15% above 1992.

     Depreciation, depletion and amortization increased by 13% in 1994 primarily due to an 11% increase in depletion rates over 1993. Depletion expenses for 1993 increased one-third over 1992. Higher cost-basis oil properties acquired in previous years and revisions of oil reserves in 1993 and 1992 caused depletion rates to increase for both periods. As recognition of the excess cost basis over market value of certain Permian Basin properties in 1993, the Company reduced the depletable basis through the recognition of an impairment provision of $9.3 million.

     Exploration expenses consisting of unsuccessful exploration drilling, seismic costs and lease impairments and rentals, were 38% lower than 1993, which, in turn, was 5% lower than 1992 due to reduced exploration activities.

     Borrowings for property acquisitions in the latter half of 1994 and increasing interest rates resulted in higher interest expense than in 1993. Interest rates and debt balances were lower in 1993 than in 1992.

     Other income was generated principally from third party utilization of the Company's gathering and automation systems in the Hugoton field. Restructuring and staff reduction costs and unsuccessful acquisition expenses contributed to an increase in other expenses in 1993.

     Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board Statement No. 106 on accounting for postretirement benefits other than pensions. As a result of this adoption, the Company recognized a one-time, cumulative charge of approximately $800,000 (pretax) in 1993 (see Note Five of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K).

     TAXES

     The Company's effective income tax rates are considerably below the statutory rate primarily due to the benefit of the Company's tax loss carryforwards. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 1, 1993. A one-time, cumulative benefit of $2 million for the effect of the accounting change on prior years was recognized in 1993 (see Notes One and Four of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report on
Form 10-K).

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     PLAINS PETROLEUM COMPANY
                CONSOLIDATED STATEMENTS OF EARNINGS

                                          YEAR ENDED DECEMBER 31
                                  -----------------------------------
In thousands, except per share      1994       1993      1992
---------------------------------------------------------------------
REVENUES
Gas sales                               $44,505   $46,189   $39,623
Oil and condensate sales                 17,188    18,091    18,918
                                         ------    ------    ------
                                         61,693    64,280    58,541
---------------------------------------------------------------------
OPERATING EXPENSES
Production -
     Lease operations                    10,810    12,537    11,503
     Production and property taxes        8,161     7,406     7,514
     Transportation and processing        2,476     2,640     1,875
     Net profit payments                  3,247     4,748     4,575
General and administrative                7,350     6,415     5,559
Depreciation, depletion & amortization   17,353    15,282    11,415
Exploration                               2,861     4,623     4,865
Interest expense, net                       762       643       690
Other (income) expense                     (563)      219      (203)
Property impairment                                 9,300
                                         ------    ------    ------
                                         52,457    63,813    47,793
---------------------------------------------------------------------
EARNINGS BEFORE TAXES                     9,236       467    10,748

-------------------------------------------------------------------
PROVISIONS FOR INCOME TAXES (Note Four)
     Current                                302       425       625
     Deferred                             2,284      (341)      989
                                         ------    ------    ------
                                          2,586        84     1,614
---------------------------------------------------------------------
NET EARNINGS
     Before accounting changes            6,650       383     9,134
     Accounting changes:
      Deferred income taxes (Note One)              2,000
      Postretirement benefits, net of
         tax (Note Five)                             (656)
                                         ------    ------    ------
                                         $6,650    $1,727    $9,134
                                         ------    ------    ------
                                         ------    ------    ------

AVERAGE SHARES OUTSTANDING (Note One)     9,808     9,797     9,796
                                         ------    ------    ------
                                         ------    ------    ------
EARNINGS PER SHARE (Note One)
     Before accounting changes            $ .68     $ .04     $ .93
     Accounting changes:
         Deferred income taxes                        .20
         Postretirement benefits                     (.06)
                                         ------    ------    ------
Net earnings                             $  .68    $  .18    $  .93
                                         ------    ------    ------
                                         ------    ------    ------

The accompanying notes are an integral part of these financial statements.

                            PLAINS PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                      Successful Efforts Accounting Method


                                                               December 31
                                                             ----------------
ASSETS                  In Thousands                         1994      1993
-------------------------------------------------------------------------------
CURRENT ASSETS

Cash and equivalents                                        $2,331    $2,660

Accounts receivable                                          7,057     5,422

Inventory, at lower of average cost or market                  643       629

Prepaid expenses                                               422       614
                                                            ------     -----
          Total current assets                              10,453     9,325
                                                            ------     -----

                                                            ------     -----

PROPERTY AND EQUIPMENT  (Note One)

Oil and gas properties                                     221,337    180,923

Undeveloped leases                                           4,568      2,350

Other equipment and assets                                   8,627      7,883

Accumulated depreciation, depletion
  and amortization                                         (88,041)   (73,689)
                                                           --------    --------
          Net property and equipment                       146,491    117,467
                                                           -------    -------
                                                          $156,944   $126,792
                                                           -------    -------
                                                           -------    -------




The accompanying notes are an integral part of these financial statements.

                            PLAINS PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      Successful Efforts Accounting Method

                                                         December 31
                                                      ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY  In Thousands     1994        1993
-------------------------------------------------------------------------
CURRENT LIABILITIES

Accounts payable                                       $2,245       $958

Undistributed production receipts                       2,025      2,006

Accrued taxes                                           2,069      1,841

Accrued lease costs                                       994        780

Other accruals                                          1,199      2,795
                                                       ------     ------
          Total current liabilities                     8,532      8,380
                                                       ------     ------

LONG-TERM DEBT (Note Three)                            37,000     13,500

DEFERRED INCOME TAXES (Notes One and Four)             10,012      7,728

POSTRETIREMENT BENEFITS (Note Five)                       927        860

OTHER LONG-TERM LIABILITIES (Notes One and Five)        1,017      1,521

COMMITMENTS AND CONTINGENCIES (Note Six)

STOCKHOLDERS' EQUITY (Note One)

Common stock, $0.01 par value; 20 million
  shares authorized;  9,813,055 and
  9,800,618 shares outstanding                             98         98

Additional paid-in capital                             20,278     19,498

Retained earnings                                      79,713     75,417

Treasury stock, at cost                                  (633)      (210)
                                                       ------     ------

          Total stockholders' equity                   99,456     94,803
                                                       ------     ------

                                                     $156,944   $126,792
                                                     --------   --------
                                                     --------   --------



The accompanying notes are an integral part of these financial statements.

                            PLAINS PETROLEUM COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Common Stock     Additional                   Treasury Stock        Total
                                   --------------      Paid-in      Retained         ----------      Stockholders'
    In Thousands                   Shares  Amount      Capital      Earnings      Shares   Amount       Equity
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991         9,793     $98       $19,178        $69,258        (1)      $(19)      $88,515

Net earnings                                                            9,134                              9,134
Cash dividends                                                         (2,350)                            (2,350)
Exercised stock options                7                   183                                               183
Treasury stock purchased                                                              (5)     (158)         (158)
TREASURY STOCK ISSUED                                                                  1        34            34
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992         9,800      98         19,361        76,042         (5)     (143)       95,358

Net earnings                                                            1,727                              1,727
Cash dividends                                                         (2,352)                            (2,352)
Exercised stock options                8                    151                                              151
Treasury stock purchased                                                               (9)    (263)         (263)
TREASURY STOCK ISSUED                                       (14)                        7      196           182
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993         9,808      98         19,498        75,417          (7)    (210)       94,803

Net earnings                                                            6,650                              6,650
Cash dividends                                                         (2,354)                            (2,354)
Exercised stock options                2                     45                                               45
Common stock issued                   32                    750                                              750
Treasury stock purchased                                                               (34)   (740)         (740)
TREASURY STOCK ISSUED                                       (15)                        12     317           302
----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994         9,842     $98        $20,278       $79,713          (29)  $(633)      $99,456
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                            PLAINS PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended December 31
                                                 ---------------------------
In Thousands                                       1994     1993      1992
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                       $6,650    $1,727    $9,134
Adjustments to reconcile earnings to cash
  provided by operations:
    Depreciation, depletion and amortization       17,353    15,282    11,415
    Property impairment                                       9,300
    Deferred income taxes                           2,284    (2,485)      989
    Exploration expense                             2,861     4,623     4,865
    Postretirement benefits                            67       800
Changes in components of working capital:
       Accounts receivable                         (1,635)    1,591       100
       Prepaid expenses                               192       (95)      333
       Accounts payable                             1,287      (813)   (1,283)
       Undistributed production receipts               19      (219)     (180)
       Other liabilities                           (1,154)    1,721     2,126
                                                  -------   -------   -------

 Cash provided by operating activities             27,924    31,432    27,499
                                                  -------   -------   -------

INVESTING ACTIVITIES
Capital expenditures - Exploration and production (20,525)  (15,632)  (18,043)
                     - Other                       (1,748)   (3,713)     (601)
Acquisition of oil and gas properties             (27,414)   (4,171)  (12,162)
Proceeds from sale of properties                      435       525       569
                                                  -------   -------   -------

Cash used in investing activities                 (49,252)  (22,991)  (30,237)
                                                  -------   -------   -------

FINANCING ACTIVITIES
Long-term borrowings                               28,000              11,000
Repayments of long-term debt                       (4,500)   (6,500)   (6,000)
Dividends paid                                     (2,354)   (2,352)   (2,350)
Exercised stock options                                45       151       183
Treasury stock purchased                             (438)      (81)     (124)
Other                                                 246       868         6
                                                  -------   -------   -------

Cash provided by (used in) financing activities    20,999    (7,914)    2,715
                                                  -------   -------   -------
(Decrease) increase in cash and equivalents          (329)      527       (23)

Cash and equivalents at beginning of year           2,660     2,133     2,156
                                                  -------   -------   -------
Cash and equivalents at end of year                $2,331    $2,660    $2,133
                                                  -------   -------   -------
                                                  -------   -------   -------

The accompanying notes are an integral part of these financial statements.

                            PLAINS PETROLEUM COMPANY

                   Notes to Consolidated Financial Statements

NOTE ONE  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Plains Petroleum Company (Plains) and its wholly-owned subsidiaries, which are hereinafter referred to collectively as the "Company". All significant
intercompany transactions have been eliminated.   Certain reclassifications have
been made to 1992 and 1993 amounts to conform to the 1994 presentation.


OIL AND GAS PROPERTIES

          The Company follows the successful efforts method of accounting for its oil and gas exploration and development activities. Acquisition costs, successful exploration costs and all development costs are capitalized. Unsuccessful exploratory drilling costs, seismic costs, and lease impairments and rentals are expensed. Generally, gains or losses from disposal of properties are recognized currently. The estimated salvage value of a property on its sale, disposal or abandonment generally approximates the estimated dismantlement, site restoration and abandonment costs. As a result, the accrued liability for any excess cost is not material and not separately disclosed in the financial statements.

          For certain oil properties located in the Permian Basin in west Texas and southeastern New Mexico, a property impairment reserve of $9.3 million was recorded in 1993 to adjust the net book value to an approximate net realizable market value.


DEPRECIATION, DEPLETION AND AMORTIZATION

          The unit-of-production method is used for computing depreciation, depletion and amortization for oil and gas properties. The Company accrues for estimated dismantlement and abandonment costs as a part of the unit-of-production amortization. The accrued costs are classified as a component of accumulated depreciation, depletion and amortization of the oil and gas properties. Depreciation and amortization of other assets are provided for using the straight-line method.

INCOME TAXES

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 utilizes the liability method, with deferred taxes determined on the basis of estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance must be established for a deferred tax asset if a tax benefit may not be realized from the asset. In 1993, the Company recognized the one-time, cumulative benefit of the accounting change on prior years of $2 million and established a valuation allowance for its deferred tax assets (see Note Four).

STOCKHOLDERS' EQUITY

          Quarterly dividend payments charged to retained earnings were $2,354,000 in 1994, $2,352,000 in 1993 and $2,350,000 in 1992. During these three years, the Company has repurchased a total of approximately 48,000 shares of its common stock, primarily for use in its employee benefit plans.

          Plains has a rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts.

EARNINGS PER SHARE

          Earnings per share are computed based on the weighted average number of common shares outstanding during each year. There are no other securities or common stock equivalents which have a dilutive effect on earnings per share.

CONSOLIDATED STATEMENTS OF CASH FLOWS

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information:


In Thousands                            1994      1993      1992
-------------------------------         ------------------------
Cash paid during the year for:
Interest                                $624      $785      $652
Income taxes                            $207      $351      $503

Supplemental information of noncash investing and financing activities:

          In May 1994, the Company completed the contingent provisions of the 1990 McAdams, Roux and Associates, Inc. (MRA) Agreement and Plan of Merger, as it related to the right of the MRA shareholders to receive additional shares of the Company's common stock and cash ("Contingent Consideration"). The Contingent Consideration was based on the determination that additional reserves were attributed to certain property interests owned by MRA prior to the merger. Under the Agreement, 31,873 additional shares of the Company's common stock valued at $750,000 were issued to MRA's shareholders to satisfy a portion of the Contingent Consideration. A cash payment of $1 1/2 million was made to the MRA shareholders for the remainder of the obligation.

          At yearend 1993, prior to the Contingent Consideration payments in 1994, an estimated current liability of $1,850,000 was reflected on the balance sheet for the estimated cash payment, with the remainder of $650,000 related to the common stock to be issued reflected as a long-term liability.


NOTE TWO          ACQUISITIONS

          The Company acquired interests in certain producing oil and gas properties located in Colorado, Wyoming, Montana, North Dakota, Utah and Oklahoma totaling approximately $27 million. Properties were acquired from Anadarko Petroleum Corporation on November 1, 1994 for approximately $24 million. The acquisition was financed with a portion of the Company's bank line of credit (see Note Three) and is reflected on the balance sheet using the purchase method of accounting.

          The accompanying Consolidated Statements of Earnings include the operations of the acquired properties commencing with completion of the purchases in 1994. The unaudited pro forma financial information which follows represents condensed consolidated operating results as if the acquisitions had been consummated as of January 1, 1993. Consequently, the unaudited pro forma adjustments to historical information reflect the addition of the revenues and direct operating expenses of the acquired properties for the respective periods in addition to pro forma adjustments for depreciation, depletion and amortization expense, interest expense, general and administrative expense and related income tax effects. Earnings per share is based on the weighted average number of common shares outstanding of Plains' stock during each year. The pro forma financial information is provided for comparative purposes only and should be read in conjunction with the historical consolidated financial statements of the Company. The pro forma financial information presented is not necessarily indicative of the combined financial results as they may be in the future, or might have been during the periods presented had the acquisition been consummated at the beginning of 1993.


                                                        As            Pro Forma         Pro Forma
   In thousands, except per share (unaudited)        Reported        Adjustments       Consolidated
---------------------------------------------------------------------------------------------------

For the year ended December 31, 1994
Revenues                                               $61,693        $6,968  (1)         $68,661
Net earnings                                             6,650           817  (1)           7,467
Earnings per share                                         .68           .08  (1)             .76

-------------------------------------------------------------------------------------------------


For the year ended December 31, 1993
Revenues                                               $64,280        $9,298              $73,578
Net earnings                                             1,727         1,609                3,336
Earnings per share                                         .18           .16                  .34

(1) REPRESENTS THE PORTION OF 1994 ACTIVITIES PRIOR TO CLOSING DATE.


NOTE THREE        LONG-TERM DEBT

          On February 17, 1995 (effective date), a new credit agreement was entered into which replaced the previous $60 million unsecured, revolving line of credit with a $150 million bank line. The new bank line has an initial borrowing base limitation of $110 million, which will be redetermined annually. Under the new agreement, outstanding borrowings at the end of the revolving period in January 1997 convert to a term loan. The new agreement also provides for a maximum of treasury stock purchases, which are not to exceed $75 million during the eighteen-month period following the effective date. Subsequent to that period, aggregate treasury stock purchases during the previous four fiscal quarters may not exceed 50% of net earnings based upon the preceding two years.

          Interest only payments are required during the revolving period; thereafter, principal is to be repaid over six years in equal quarterly installments beginning in April 1997. The outstanding principal balance shall bear interest at the prime rate (8 1/2% per annum at yearend 1994) during the revolving period. In addition, if the aggregate amount of treasury stock purchases is greater than $50 million, and the principal outstanding is 80% or greater of the borrowing base, then the interest rate margin is increased an additional one-half of one percent per annum. The Company may also elect at any time to borrow funds at more favorable rates offered by the interbank eurocurrency market (LIBOR), which it utilizes frequently, or by domestic certificates of deposit. LIBOR was elected for the entire outstanding debt balance at yearend 1994 at an effective rate of 6.76% per annum.

     The margin on fixed interest rates and the commitment fee rates vary depending upon the percentage of the loan principal outstanding in relation to the borrowing base as determined under the agreement. The rates are on a sliding scale from five-eighths of one percent to one and one-half percent per annum. The commitment fee is from one-quarter of one percent to seventeen-fortieths of one percent per annum.

          The Company must also maintain a book net worth of at least $80 million and a ratio of current assets to current liabilities of at least 1 to 1. In addition, the Company may pay cash dividends as long as the aggregate payments during the previous four fiscal quarters do not exceed 50% of its net earnings based upon the preceding two years.

NOTE FOUR           INCOME TAXES

               The effective tax rate on income from operations before taxes and the cumulative effect of changes in accounting methods is different from the prevailing federal income tax rate as follows:


                                                     Year Ended December 31,
                                                     -----------------------
                                                        1994           1993
                                                       ------         ------
Statutory income tax rate                                34%            34%
Tax rate effect (decrease) of:
     Changes in valuation allowance                     (14)           (24)
     State income taxes                                   4              4
     Alternative minimum tax                              2              2
     Other items                                          2              2
                                                       ------         ------
                                                         28%            18%
                                                       ------         ------
                                                       ------         ------

          For 1992, income tax expense differs from the amounts computed by applying the statutory Federal income tax rate to earnings before income taxes. The reasons for these differences are shown as a percent of earnings as follows:


                                                   1992
                                                   ----
Statutory income tax rate                           34%
Utilization of tax loss carryforward               (25)
Alternative minimum tax                              2
Other items, net
   (includes state taxes)
                                                     4
                                                   ----
                                                    15%
                                                   ----
                                                   ----

          The tax effect of temporary differences giving rise to the Company's consolidated deferred income tax asset (liability) at December 31, 1994, is as follows:


                                                           (In thousands)
Long-term deferred tax assets:
     Operating loss carryforwards                                $ 9,173
     Depletion and other credit carryforwards                      4,804
     Deferred postretirement benefits and other                      719
                                                                 -------
                                                                 $14,696
Valuation allowance                                                 (112)
                                                                 -------
Subtotal                                                         $14,584

Long-term deferred tax liabilities:
     Depreciation, depletion and amortization                    (24,596)
                                                                 -------
Deferred income tax liability                                   $(10,012)
                                                                 -------
                                                                 -------

          The Company has established a valuation allowance to the extent that it may not be able to utilize its deferred tax assets. As of December 31, 1994, the Company's estimate of taxable income increased for future periods which resulted in a decrease in the valuation allowance from the prior yearend.

          As of December 31, 1994, the Company had estimated alternative minimum tax loss carryforwards totaling $12 million. Such carryforwards are subject to separate return limitation year provisions and they expire, if not utilized, during the years 1998 through 2005. The Company has no loss carryforwards for
state income tax purposes.   The Company also has available depletion and other
credit carryforwards which may be utilized upon expiration of the loss carryforwards.

NOTE FIVE        EMPLOYEE BENEFIT PLANS

          The Company has a qualified, defined benefit retirement plan covering substantially all of its employees. The benefits are based on a specified level of the employee's compensation during plan participation. The Company's funding policy is to contribute annually an amount that provides not only for benefits attributed to service to date, but also for benefits expected to be earned in the future. Plan assets consist of U.S. Treasury obligations, corporate stocks and bonds, insured annuity contracts, cash and cash equivalents and accrued interest. Contributions by the Company were $312,000, $341,000 and $239,000 for the 1994, 1993 and 1992 plan years, respectively.

          The following table sets forth the plan's funded status:


                                                                  DECEMBER 31,
                                                           ---------------------------
In Thousands                                                 1994       1993      1992
--------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
          benefits of $1,637,000, $1,290,000 and
           $818,000, respectively                           $(1,666)  $(1,383)  $  (880)
                                                            --------  --------  --------
                                                            --------  --------  --------
     Projected benefit obligation                           $(2,396)  $(2,321)  $(2,099)
     Plan assets at fair value                                2,205     1,977     1,504
----------------------------------------------------------------------------------------
     Projected benefit obligation in excess of
          plan assets                                          (191)     (344)     (595)
     Unrecognized net (gain) loss                              (141)       16       285
     Prior service cost not yet recognized in
          net periodic pension costs                             93        64        70
     Unrecognized net obligation being recognized
          Over 9 1/2, 10 1/2 and 11 1/2 Years, respectively     132       146       160
----------------------------------------------------------------------------------------
     Accrued pension cost                                     $(107)    $(118)   $  (80)
                                                            --------  --------  --------
                                                            --------  --------  --------

Net pension cost included the following components:
     Service cost - benefits earned                            $290      $346      $273
     Interest cost on projected benefit obligation              157       150       128
     Actual loss (return) on plan assets                         70      (145)     (130)
     Net amortization of unrecognized obligation
          And deferral                                         (216)       28        55
----------------------------------------------------------------------------------------
          Net periodic pension cost                            $301     $ 379    $  326
                                                            --------  --------  --------
                                                            --------  --------  --------

               The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8%. The rate of increase used for compensation levels was 5% in 1994 and 1993 and 6% in 1992. The expected long-term rate of return on assets was 8 1/2%.

               The Company also contributes the lesser of 10% of its net earnings or 10% of employee compensation to a profit sharing plan of the Company. For 1994, 1993, and 1992, the Company contributed $334,000, $188,000 and $471,000, respectively.

               During 1993 and 1992, employees were allowed to defer from 1% to 10% of their salary under a 401(k) salary redirection plan. Effective January 1, 1994, three changes were made to the 401(k) plan. First, employee deferrals are limited to 9% of current salary. Second, the Company began matching deferrals with contributions equal to 50% of each deferral up to 6% of current salary. Company contributions are invested in Company stock and are subject to a vesting schedule. Third, the payroll-based employee stock ownership plan (PAYSOP) was terminated and merged into the 401(k) plan. Prior to its termination and merger with the 401(k) plan, PAYSOP contributions were based upon 1/2 of 1% of compensation and amounted to $22,700 for 1993 and $23,500 for 1992.

               Plains has established three incentive stock option plans for employees and a non-qualified stock option plan for its non-employee directors. Stock options are granted at not less than 100% of the market value of the stock on the date of grant. Plains has reserved one million shares under the employee plans and 50,000 shares under the non-employee directors' plan. Options granted, exercised and outstanding are as follows:


                                             Number of         Option Price
                                              Shares             Per Share
                                             ---------      ----------------
Outstanding at December 31, 1991             280,728
Granted                                      100,848        $26.94  - $27.50
Exercised or canceled                        (27,300)        16.25  -  33.56
                                             --------
Outstanding at December 31, 1992             354,276
Granted                                       14,755         27.25  -  28.94
Exercised or canceled                        (42,350)        16.25  -  33.69
                                             --------
Outstanding at December 31, 1993             326,681
Granted                                      202,952         20.69  -  26.25
Exercised or canceled                        (12,605)        26.19  -  33.56
                                             --------
Outstanding at December 31, 1994             517,028         16.25  -  33.69
                                             --------
                                             --------

               The Company has established an executive deferred compensation plan and a directors' deferred fee plan which permit the deferral of current salary or directors' fees for the purpose of providing funds at retirement or death for employees, directors and their beneficiaries. The total accrued liability under these plans at December 31, 1994 and 1993 was $1,006,000 and $838,000, respectively.

               The Company provides postretirement healthcare benefits to retiring employees and their spouses and a salary continuation (death) benefit to certain eligible retirees. These benefits are subject to a medical cost escalation limit, deductibles, co-payments, lifetime limits and other limitations. The Company reserves the right to change or terminate the benefits at any time.

               Effective January 1, 1993, the Company adopted Statement No. 106 (FAS 106) issued by the Financial Accounting Standards Board on accounting for postretirement benefits other than pensions. This statement requires the accrual of the cost of providing postretirement benefits over the active service period of the employee. FAS 106 requires recognition of the Company's accumulated postretirement benefit obligation for its healthcare plan and salary continuation plan existing at the time of adoption, as well as incremental expense recognition for changes in the obligation attributable to each successive fiscal period. The Company elected to immediately recognize the accumulated liability as of the effective date, totaling approximately $800,000 (pretax). Prior to 1993, the Company recognized postretirement costs in the year the benefits were paid.

               As of yearend, the status of the obligation, after reflecting anticipated changes in plan provisions, is as follows:



(In Thousands)                                                   December 31,
--------------                                                  -------------
                                                                 1994   1993
                                                                ------ ------
Accumulated postretirement benefit obligation:
          Active plan participants                              $(458) $(492)
          Retirees                                               (302)  (320)
                                                                ------  ------
                                                                 (760)  (812)
Plan assets                                                        0*     0 *
                                                                ------  ------
Net accumulated postretirement benefit obligation                (760)  (812)
Unrecognized net gain from past experience different from
     that assumed and from changes in assumptions                (167)   (48)
                                                                ------  ------
Accrued postretirement benefit cost                             $(927) $(860)
                                                                ------  ------
                                                                ------  ------

          * THE COMPANY HAS SPECIFICALLY IDENTIFIED CERTAIN ASSETS, PRIMARILY INSURANCE POLICIES OWNED BY THE COMPANY, TO FUND POSTRETIREMENT BENEFIT OBLIGATIONS. HOWEVER, THESE ASSETS ARE NOT CONSIDERED "PLAN ASSETS" AS DEFINED IN THE TAX REGULATIONS. AS OF DECEMBER 31, 1994 AND 1993, THE INSURANCE POLICIES HAVE A TOTAL CASH SURRENDER VALUE OF APPROXIMATELY $860,000 AND $770,000, RESPECTIVELY.

Net periodic postretirement benefit cost included the following components:


                                                        1994      1993
                                                        ----      ----
Service cost of benefits earned                         $ 41      $ 36
                                                        ----      ----
Interest cost on accumulated postretirement
    benefit obligation                                    61        60
Net periodic postretirement benefit cost                $102      $ 96
                                                        ----      ----
                                                        ----      ----

               The Company has utilized independent actuaries to estimate the expected costs of healthcare benefits using current data from the Company and various assumptions. The estimates are subject to significant revisions based on a number of factors, including possible changes in the assumed healthcare cost trend rate and the discount rate used in the calculations.

               The accumulated postretirement benefit obligation was computed using an assumed discount rate of 8%. The future healthcare cost trend rate was assumed to be 11 1/2%, then it declines by 1.5 percentage points for each of three successive years and remains constant at 7% thereafter. If the healthcare cost trend rate was increased one percent for all future years, both the accumulated postretirement benefit obligation and the aggregate of service and interest costs for 1994 would have increased 1%.



NOTE SIX  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities in Lakewood, Colorado; Midland, Texas; Lakin, Kansas and Gillette, Wyoming under operating leases with 6 to 60 months remaining on the lease terms as of December 31, 1994. The Company's computer and phone system leases terminate in 2 to 31 months. Minimum annual rental commitments amount to approximately $725,514 in 1995, $370,215 in 1996, $124,310 in 1997, $112,404 in 1998 and $3,800 in 1999.

     On October 20, 1994, the Company issued a press release stating that it had authorized its financial advisors to help the Company study strategic alternatives in light of a recent Schedule 13-D filing by Cross Timbers Oil Company. The press release stated that as part of the study, the financial advisors would seek indications of interest from certain possible merger partners. The press release also indicated that the Company's board had amended its shareholder rights plan.

     On November 2, 1994, a putative class action was filed in Delaware Chancery Court. In that case, entitled MILLER V. CODY, et al., the plaintiff has alleged that certain named directors and the Company have, among other things, breached their fiduciary duties by unreasonably amending the Company's shareholder rights plan and otherwise acting to entrench themselves in office. Plaintiff seeks various forms of injunctive relief, damages and an award of plaintiff's costs and disbursements.

     The Company and the named directors deny the principal allegations of wrongdoing in the complaint and intend to pursue a vigorous defense. A putative class action entitled BEHRENS V. MILLER, et al., that was filed on October 21, 1994, was voluntarily dismissed without prejudice by the plaintiff. The allegations and relief sought in the BEHRENS case were similar to those in the MILLER action, described above.

     At December 31, 1994, the Company was a party to certain legal proceedings which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ENVIRONMENTAL CONTROLS

     At yearend 1994, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

NOTE SEVEN        COMPARATIVE QUARTERLY RESULTS (UNAUDITED)

                                                          1994
                                       ------------------------------------------------
     IN THOUSANDS                         1st      2nd       3rd       4th      Year
---------------------------------------------------------------------------------------
Revenues                                $16,176   $14,705   $12,616   $18,196   $61,693
Direct operating expenses (a)            11,080     9,355     9,189    12,423    42,047
Other expenses                            2,280     2,650     2,087     3,393    10,410
                                         ------   -------    ------    ------   -------
Earnings before taxes                     2,816     2,700     1,340     2,380     9,236
Income tax provision                        788       756       376       666     2,586
                                         ------   -------    ------    ------   -------

Net earnings                             $2,028    $1,944      $964    $1,714   $ 6,650
                                         ------   -------    ------    ------   -------
                                         ------   -------    ------    ------   -------

Earnings per share                       $  .21    $  .20     $ .10    $  .18   $  .68*
                                         ------   -------    ------    ------   -------
                                         ------   -------    ------    ------   -------

                                                            1993
---------------------------------------------------------------------------------------
     IN THOUSANDS                         1st      2nd       3rd       4th      Year
---------------------------------------------------------------------------------------
Revenues                                $17,215   $16,487   $15,331   $15,247   $64,280
Direct operating expenses (a) (b)        13,975    10,203    10,328    17,407    51,913
Other expenses                            3,149     3,295     2,891     2,565    11,900
                                         ------   -------    ------    ------   -------

Earnings (loss) before taxes                 91     2,989     2,112    (4,725)      467
Income tax provision (benefit)               16       538       380      (850)       84
                                         ------   -------    ------    ------   -------

Earnings (loss) before accounting changes    75     2,451     1,732    (3,875)      383
Cumulative effect on prior years
  of accounting changes                   1,344                                   1,344

---------------------------------------------------------------------------------------
Net earnings (loss)                      $1,419    $2,451    $1,732   $(3,875)  $ 1,727
                                         ------   -------    ------    ------   -------
                                         ------   -------    ------    ------   -------

Earnings per share
    Earnings (loss) before accounting
      changes                             $ .01     $ .25     $ .18    ($ .39)    $ .04*
    Accounting changes                      .13                                     .14*
                                         ------   -------    ------    ------   -------
   Net earnings (loss) per share         $  .14     $ .25     $ .18    $ (.39)    $ .18
                                         ------   -------    ------    ------   -------
                                         ------   -------    ------    ------   -------

* DIFFERENCE DUE TO ROUNDING.

(A) DIRECT OPERATING EXPENSES ARE THOSE ASSOCIATED DIRECTLY WITH OIL AND GAS REVENUES AND INCLUDE LEASE OPERATIONS, PRODUCTION AND PROPERTY TAXES, TRANSPORTATION AND PROCESSING, NET PROFIT PAYMENTS, AND DEPRECIATION, DEPLETION AND AMORTIZATION. GROSS PROFIT WOULD BE COMPUTED AS THE EXCESS OF REVENUES OVER DIRECT OPERATING EXPENSES.
(B) ALSO INCLUDED IN 1993 DIRECT OPERATING EXPENSES IS A $3.3 MILLION CHARGE IN THE FIRST QUARTER AND $6 MILLION CHARGE IN THE FOURTH QUARTER FOR PROPERTY IMPAIRMENT.

NOTE EIGHT         OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)


               The following disclosures concerning the Company's oil and gas producing activities are presented in accordance with FAS No. 69, "Disclosures about Oil and Gas Producing Activities".



                                                       December 31
                                             ----------------------------
IN THOUSANDS                                  1994       1993     1992
-------------------------------------------------------------------------
Capitalized Costs at Yearend
Oil and gas properties --
     Producing                               $207,036  $166,626  $153,817
     Proved undeveloped                        14,301    14,297    14,242
                                             --------   -------   -------
                                              221,337   180,923   168,059
     Undeveloped leases                         4,568     2,350     2,252
                                             --------   -------   -------
                                              225,905   183,273   170,311
     Accumulated depreciation,
          depletion and amortization           85,353    71,848    49,512
                                             --------   -------   -------
             Net capitalized costs           $140,552  $111,425  $120,799
                                             --------   -------   -------
                                             --------   -------   -------

Costs Incurred During the Year
     (capitalized or expensed) --
     Acquisition of properties:
          proved                              $25,808  $  4,171   $12,162
          unproved                              1,606
     Exploration costs                          6,898     3,567     4,034
     Development costs                         14,956    14,074    12,360
                                             --------   -------   -------
          Total costs incurred                $49,268   $21,812   $28,556
                                             --------   -------   -------
                                             --------   -------   -------

          ESTIMATED OIL AND GAS RESERVE QUANTITIES

          All of the Company's proved developed reserve quantities were estimated at yearend 1994 by Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm. Proved undeveloped reserves were estimated by the Company's petroleum engineers and amounted to approximately 11% of total proved reserve equivalents at December 31, 1994. Proved developed reserve quantities in prior years were also estimated annually by independent petroleum engineers.

          The reserve balances presented below are estimates of net quantities which can be expected to be recovered commercially at current prices and with existing conventional equipment and operating methods. Proved developed reserves are only those reserves expected to be recovered from existing wells. Proved undeveloped reserves, estimated to be 20.1 Bcf of gas and 3.5 million barrels of oil at yearend 1994, include those reserves expected to be recovered from new wells and improved recovery projects where additional expenditures are required. The Company's reserves are in the lower 48 states, principally in the Kansas and Oklahoma portions of the Hugoton Field, the Permian Basin of West Texas and southeastern New Mexico, and in the Powder River and Green River Basins of Wyoming.

                                                       Gas         Oil
                                                      (MMcF)     (MBbls)
                                                      --------   -------
Proved developed and undeveloped reserves --
Balance, December 31, 1991                             338,309   11,122

     Extensions, discoveries and other additions         1,993      171
     Acquisitions                                          769    2,193
     Production                                        (21,654)  (1,039)
     Revisions                                          (3,652)  (2,406)
     Sales of reserves                                  (  177)     (36)
                                                        -------  -------

Balance, December 31, 1992                              315,588  10,005

     Extensions, discoveries and other additions          6,288   1,194
     Acquisitions                                         1,537     216
     Production                                         (23,757) (1,220)
     Revisions                                              (38) (3,444)
     Sales of reserves                                   (  130)    (66)
                                                        -------- -------

Balance, December 31, 1993                              299,488   6,685

     Extensions, discoveries and other additions         19,639   2,297
     Acquisitions                                        20,277   2,461
     Production                                         (23,925) (1,236)
     Revisions                                           (2,958)    828
     Sales of reserves                                      (42)    (62)
                                                        -------- -------
Balance, December 31, 1994                              312,479   10,973
                                                        -------- -------
                                                        -------- -------

Proved Developed Reserves
December 31, 1992                                       307,262    6,945
December 31, 1993                                       293,814    5,286
December 31, 1994                                       292,321    7,466


            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGE THEREIN RELATING TO PROVED RESERVES (UNAUDITED)




                                                       December 31
                                        ---------------------------------------
IN THOUSANDS                              1994           1993          1992
-------------------------------------------------------------------------------
Future cash inflows                     $698,988       $654,658       $748,881
Future production costs                 (259,628)      (238,715)      (300,609)
Future development costs                 (16,624)        (8,316)       (13,135)
                                        ---------      ---------     ----------
Future net cash flows
     before taxes                        422,736        407,627        435,137
10% annual discount factor              (187,735)      (182,071)      (208,407)
                                        ---------      ---------     ----------

Discounted future cash flows
     before taxes                        235,001        225,556        226,730
Discounted future income taxes           (70,500)       (63,156)       (63,484)
                                        ---------      ---------     ----------

Standardized measure of discounted
     future net cash flows              $164,501       $162,400       $163,246
                                        ---------      ---------     ----------
                                        ---------      ---------     ----------


                                                       December 31
                                        ---------------------------------------
IN THOUSANDS                              1994           1993          1992
-------------------------------------------------------------------------------
Standardized measure --
     beginning of year                  $162,400       $163,246       $169,629
Increases (Decreases):
Purchase of reserves                      21,546            250         12,663
Sales, net of production costs           (36,999)       (38,905)       (34,798)
Net changes in future prices and
     production costs                    (10,507)        11,309         (3,554)
Extensions, discoveries and additions,
     less related costs                   21,772          6,859          2,734
Changes in future development costs        3,506          4,868         13,275
Revisions of previous quantity estimates   1,298        (13,501)       (10,835)
Sale of reserves                            (246)          (521)          (150)
Accretion of discount                     22,555         22,673         23,237
Net change in income taxes                (7,344)           328           (745)
Changes in production rates related to
     timing of demand                    (13,480)         5,794         (8,210)
                                        ---------      ---------     ----------
Standardized measure -- end of year     $164,501       $162,400       $163,246
                                        ---------      ---------     ----------
                                        ---------      ---------     ----------

               The 1994, 1993 and 1992 standardized measure of discounted future net cash flows and related changes were computed using either yearend prices or prices under contractual arrangements for oil and gas and yearend costs. A significant portion of the Company's gas reserves are dedicated under a long-term contract with its principal purchaser, K N Energy, Inc. (K N). The price applicable to this contract is subject to annual renegotiation. Sales of gas to K N during 1994, 1993 and 1992 represented 34%, 48% and 47%, respectively, of total revenues of the Company. During 1994 and 1993, Associated Natural Gas, Inc. purchased natural gas representing 11% of total revenues. A second major customer during 1992 was Scurlock Oil Company which purchased oil representing 13% of total revenues of the Company. There were no other sales to customers which accounted for more than 10% of total revenues of the Company during the three years presented.

               Estimated dismantlement and abandonment costs, net of estimated salvage values of the properties, if material, are included as future costs in computing discounted future net cash flows.

               The Company periodically performs an impairment test by comparing total capitalized costs with future undiscounted net revenues of its properties on a geographic basis, by field or basin. No impairment was recognized in 1994. An impairment of $9.3 million was recorded in 1993.

               Effective tax rates of 30% for 1994 and 28% for 1993 and 1992 were used in computing discounted future income taxes, respectively, which reflect the benefits which will accrue to the Company because of the reduction from statutory tax rates due to the utilization of available tax loss carryforwards which are present at yearend (see Note Four). Accretion of discount recognizes the increase resulting from the passage of time.

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Plains Petroleum Company:


     We have audited the accompanying consolidated balance sheets of Plains Petroleum Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plains Petroleum Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/ ARTHUR ANDERSEN LLP

Denver, Colorado
January 31, 1995.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

                        YEAR
                        FIRST                                     OTHER BUSINESS
                        ELECTED         POSITIONS                 EXPERIENCE
                        AS        AGE   HELD WITH                 DURING PAST 5
                        DIRECT          THE COMPANY               YEARS; OTHER
                        OR                                        DIRECTORSHIPS
-------------------------------------------------------------------------------------------------
DIRECTORS WHOSE TERMS EXPIRE IN 1995 (CLASS I)
-------------------------------------------------------------------------------------------------

WILLIAM W. GRANT,       1987      62    Director                   Advisory Director of Colorado
III                                                                National Bankshares, Inc. and
                                                                   Colorado National Bank since
                                                                   1993.  Director of Colorado
                                                                   National Bankshares, Inc. from
                                                                   1982 through 1993, and
                                                                   Chairman of the Board of
                                                                   Colorado National Bank,
                                                                   Denver, Colorado from 1986
                                                                   through 1993.  Chairman of the
                                                                   Board of Colorado Capital
                                                                   Advisors from 1989 through
                                                                   1994.

CHARLES E. WRIGHT       1992      62    Director                   Attorney at Law in private
                                                                   practice in Lincoln, Nebraska,
                                                                   since 1959.  Director of
                                                                   FirsTier Bank, N.A., Lincoln,
                                                                   Nebraska, since 1990.

-------------------------------------------------------------------------------------------------
DIRECTORS WHOSE TERMS EXPIRE IN 1996 (CLASS II)
-------------------------------------------------------------------------------------------------

DERRILL CODY            1990      56    Director                   Attorney at Law in private
                                                                   practice in Oklahoma City,
                                                                   Oklahoma, since January 1990.
                                                                   Director of the General
                                                                   Partner of TEPPCO Partners,
                                                                   L.P. since January 1990.
                                                                   Vice- President of Texas
                                                                   Eastern Corporation from 1986
                                                                   until December 1989.  Chief
                                                                   Executive Officer of Texas
                                                                   Eastern Pipeline Company






                                                                    from 1987 to 1989.

 WILLIAM F. WALLACE     1994      55    Director.  President        Regional Vice President of
                                        and Chief Operating         Texaco Exploration and
                                        Officer of Plains           Production, Inc., New Orleans,
                                        Petroleum Operating         Louisiana, from 1989 to 1994.
                                        Company, the Company's
                                        operating subsidiary.

--------------------------------------------------------------------------------------------------
DIRECTORS WHOSE TERMS EXPIRE IN 1997 (CLASS III)
--------------------------------------------------------------------------------------------------
HARRY S. WELCH          1986      71    Director                    Attorney at Law in private
                                                                    practice in Houston, Texas,
                                                                    from August 1989 to present.
                                                                    Served as Vice-President and
                                                                    General Counsel of Texas
                                                                    Eastern Corporation from 1988
                                                                    through July 1989.

JAMES A. MILLER         1988      60    Director. Chairman
                                        and Chief Executive
                                        Officer.

          The additional information regarding executive officers required by
Item 401, Regulation S-K is included in Part I, Item 4 of this Form 10-K under "Additional Item - Executive Officers of the Registrant."


ITEM 11:  EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------
The table below provides compensation information for the Company's chief executive officer and the Company's four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of 1994 and whose total annual salary and bonus exceeded $100,000.

-------------------------------------------------------------------------------
                              SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------


                                       ANNUAL           LONG TERM
                                  COMPENSATION(1)    COMPENSATION(2)
                                  ---------------    ---------------
                                                        SECURITIES
                                                        UNDERLYING

                                                       OPTIONS/SARS      ALL OTHER
     NAME AND PRINCIPAL      YEAR  SALARY(3)  BONUS(4)       (#)        COMPENSATION(5)

          POSITION
---------------------------------------------------------------------------------------
 James A. Miller             1994  $221,448    $0        12,843              $1,500
   Chairman and              1993   221,448     0           0                   539
   Chief Executive Officer   1992   215,541     0         3,712              21,321

 Robert M. Danos(6)          1994   200,856     0         4,833               1,500
   President of              1993   200,856     0            0                  539
   Plains Petroleum          1992   195,488     0         3,712              20,896
   Operating Company

 Lee B. VanRamshorst         1994   135,960  20,000       7,228               1,500
   Senior Vice President-    1993   135,960     0            0                  539
   Business Development of   1992   132,330     0         3,712              14,536
   Plains Petroleum
   Operating Company

 Eugene A. Lang, Jr.         1994   127,560   8,000      25,460               1,500
   Senior Vice President,    1993   127,560     0            0                  539
   General Counsel and       1992   124,150     0         3,712              13,501
   Secretary

 Robert W. Wagner            1994   117,120     0         6,283               1,500
   Vice President,           1993   117,120     0            0                  539
   Land & Marketing of       1992   113,985     0         2,500              11,271
   Plains Petroleum
   Operating Company
-------------------------------------------------------------------------------

(1) No named executive officer received perquisites and other personal benefits in excess of the lesser of $50,000 or ten percent of his salary, as reported in this table.

(2) The Company did not make restricted stock awards or payouts under long term incentive plans in 1994, 1993 or 1992.

(3) Includes cash compensation deferred at the election of the named executive officers under the Company's 401(k) Plan and Trust and the Company's Executive Deferred Compensation Plan.

(4) The bonus figures reflect amounts paid in 1995 for services performed in 1994.

(5) The amounts disclosed in this column for 1994 represent the Company's matching contribution, paid in Company Common Stock, under the 401(k) Plan and Trust. The amounts disclosed in this column for 1993 represent the



     Company's contributions to the Company's Payroll-Based Tax Credit Employee Stock Ownership Plan, which plan was terminated on January 1, 1994. The amounts disclosed in this column for 1992 include the following:

     (a) the Company's contributions to the Company's Profit Sharing Plan and Trust on behalf of Messrs. Miller ($20,789), Danos ($20,364), VanRamshorst ($13,824), Lang ($12,969) and Wagner ($10,739), and

     (b) the Company's contributions to the Company's Payroll-Based Tax Credit Employee Stock Ownership Plan on behalf of Messrs. Miller ($532), Danos ($532), VanRamshorst ($532), Lang ($532) and Wagner ($532).

     As discussed in the Report of the Compensation Committee, effective January 1, 1993, officers no longer participate in the Company's Profit Sharing Plan and Trust.

(6) From October 3, 1994 through January 3, 1995, Mr. Danos served as President of Plains Petroleum Company. Mr. Danos retired on January 3, 1995.
     William F. Wallace became a director of the Company and President of Plains Petroleum Operating Company on October 3, 1994.

The table below provides information on the grants of stock options to the named executive officers during 1994.(1)



------------------------------------------------------------------------------------------------------
                            NUMBER        PERCENT
                              OF         OF TOTAL                                POTENTIAL REALIZABLE
                          SECURITIES   OPTIONS/SARS  EXERCISE                      VALUE AT ASSUMED
                          UNDERLYING    GRANTED TO    OR BASE                       ANNUAL RATES OF
                         OPTIONS/SARS  EMPLOYEES IN    PRICE      EXPIRATION   STOCK PRICE APPRECIATION
NAME                        GRANTED        1994      ($/SHARE)       DATE           FOR OPTION TERM
                              (#)
------------------------------------------------------------------------------------------------------
                                                                                  5% ($)       10% ($)
                                                                                 --------     --------
James A. Miller              12,843         6.4%     20.6875        4/12/04      $167,091     $423,441
Robert M. Danos               4,833         2.4      20.6875        4/03/95(2)     62,879      159,451
Lee B. VanRamshorst           7,228         3.6      20.6875        4/12/04        94,038      238,311
Eugene A. Lang, Jr.           7,460         3.7      20.6875        4/12/04        97,056      245,960
                             18,000         9.0      22.1875        9/08/04       251,165      636,501
Robert W. Wagner              6,283         3.1      20.6875        4/12/04        81,743      207,154


___________
(1) Included in this table are 4,833 option shares for Mr. Miller, 2,395 shares for Mr. VanRamshorst, 2,627 shares for Mr. Lang and 1,450 shares for Mr. Wagner which were granted in 1994 but were first exercisable on January 1, 1995. Also included are 3,177 option shares granted to Mr. Miller in 1994 that are first exercisable on January 1, 1996. These 3,177 option shares granted to Mr. Miller would become immediately exercisable upon certain events constituting a change in control of the Company. The last reported sales price of the Company's Common Stock on the New York Stock Exchange on December 31, 1994 was $23.375 per share.

(2) Mr. Danos retired on January 3, 1995. Under the Company's employee option plans, a retiree must exercise his or her options within three months of retirement.



The table below provides information on the value of the named executive officers' unexercised options. No stock options were exercised by the named individuals during 1994.



     OPTION VALUES AT DECEMBER 31, 1994(1)


---------------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                 UNEXERCISED OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                                      AT 12-31-94(1)                     AT 12-31-94(1)
                                 EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
NAME                                        (#)                                ($)
---------------------------------------------------------------------------------------------
James A. Miller                         19,542/8,010                    $ 12,989/21,527




Robert M. Danos                             19,019/0                           12,989/0

Lee B. VanRamshorst                     33,169/2,395                       65,720/6,437

Eugene A. Lang, Jr.                     33,303/2,627                       34,364/7,060

Robert W. Wagner                        26,012/1,450                       30,837/3,897

---------------------------------------------------------------------------------------------

(1) The last reported sales price of the Company's Common Stock on the New York Stock Exchange on December 31, 1994 was $23.375 per share.

The following table shows the estimated annual benefits payable upon retirement to Company employees under the Company's retirement plan and supplemental retirement plan.

   HIGH THREE                                   YEARS OF SERVICE
   YEAR AVERAGE      --------------------------------------------------------------------
   ------------      15 YEARS       20 YEARS       25 YEARS       30 YEARS       35 YEARS
    $125,000          $30,989        $41,319       $ 51,649       $ 61,978       $ 72,308

     150,000           37,552         50,069         62,586         75,103         87,620

     175,000           44,114         58,819         73,524         88,228        102,933

     200,000           50,677         67,669         84,461        101,353        118,245

     225,000           57,239         76,319         95,399        114,478        133,538

     250,000           63,802         85,069        106,336        127,603        148,870
-----------------------------------------------------------------------------------------


Annual pension benefits under such plan at the normal retirement age of 65 are equal to accrued annuity credits. The yearly retirement credit for each plan year from September 13, 1985 until December 31, 1988 equaled 1.3 percent of the first $8,400 of compensation and 2.1 percent of amounts in excess of $8,400.
For participants who complete a year of service after December 31, 1988, the credits are equal to the greater of (a) the foregoing credits plus those based on 2.0 percent of total monthly compensation after January 1, 1989 or (b) credits based upon 1.25 percent of average compensation during the three consecutive years within the last ten years of employment when compensation was the highest, times years of service, plus 0.50 percent of such average compensation that exceeds the Social Security taxable wage base in effect for each year of service, times years of service (not to exceed 35 years). For purposes of the pension plan, compensation includes salary, overtime and special duty compensation and excludes bonuses and commissions. For each of the named executive officers, the compensation covered by the plan is the amount reported as such officer's salary in the summary compensation table above. Benefits under the plan are paid monthly after retirement for the life of the participant (straight-life annuity amount). Benefits under the plan are not subject to the deduction for Social Security benefits or other offset amounts. The named executive officers have accrued the following years of service for funding of benefits under the plan: Mr. Miller, 7 years; Mr. Danos, 6 years; Mr. VanRamshorst, 10 years; Mr. Lang, 5 years; and Mr. Wagner, 10 years. Mr. Danos retired on January 3, 1995. The benefits illustrated in this table do not reflect Internal Revenue Code Sections 415 and 401(a) limitations to which the plan is subject. If payment of actual retirement benefits is limited by such provisions, an amount equal to any reduction in retirement benefits will be paid as supplemental benefits under the Plains Petroleum Supplemental Retirement Plan.


EMPLOYMENT CONTRACTS
--------------------------------------------------------------------------------

Mr. Miller is a party to an agreement with the Company which provides, among other things, that if, within three years after a "change in control" (as defined in such agreement), Mr. Miller's employment with the Company is involuntarily terminated or is terminated by Mr. Miller for "Good Reason," he is to be paid promptly a cash amount equal to 299 percent of the higher of (a) his then annual compensation (including salary, bonuses and incentive compensation) or (b) the highest annual compensation (including salary, bonuses and incentive compensation) paid or payable during any of the three calendar years ending with the year of his termination. "Good Reason" is defined as a reduction in Mr. Miller's compensation or employment responsibilities, a required relocation outside the greater Denver, Colorado area or, generally, any conduct by the Company which renders the executive unable to discharge his employment duties effectively.

Messrs. VanRamshorst, Wagner and Lang are also parties to severance agreements identical to the agreement with Mr. Miller, except that the agreements with Messrs. VanRamshorst, Wagner and Lang provide for payment equal to two times the then annual compensation or the highest annual compensation paid or payable during either one of the two calendar years immediately preceding termination.

COMPENSATION OF DIRECTORS
--------------------------------------------------------------------------------

Effective December 1, 1993, a director who is otherwise not employed by the Company or its subsidiaries receives a retainer of $1,300 per month and a fee of $900 per day of each Board or committee meeting attended. Directors who are full-time employees of the Company or its subsidiary receive no additional compensation for their services as directors. All directors, however, are reimbursed for reasonable travel expenses incurred in attending all meetings.

Directors who are not also employees of the Company participate in the 1985 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Options granted pursuant to the Directors Plan are not intended to qualify as incentive stock options. Under the Directors Plan, each Director who is not a salaried employee of the Company, within 30 days after election or re-election to the Company's Board of Directors, will be granted options to purchase a number of shares of Common Stock equal to 1,000 multiplied by the number of years in the term to which he or she is elected. If any person is elected by the Board of Directors to fill an unexpired term or vacancy on the Board of Directors, within 30 days of the election, such person will be granted options for a number of shares equal to 1,000 multiplied by the number of twelve-month periods of the director's term (rounded up for any fraction of a twelve-month period). In 1994, Harry S. Welch received options to purchase 3,000 shares at the exercise price of $21.00 per share.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth, as of March 15, 1995, the beneficial ownership of the Company's Common Stock by the Company's directors, each of the executive officers listed in the Summary Compensation Chart and all executive officers and directors as a group.


                             NUMBER OF SHARES
NAME                     BENEFICIALLY OWNED(1)            PERCENTAGE OF CLASS
--------------------------------------------------------------------------------

Derrill Cody                            5,200              *


William W. Grant, III                  15,500              *


Eugene A. Lang, Jr.                    38,882(2)           *


James A. Miller                        38,056(3)           *


Lee B. VanRamshorst                    39,733(4)           *


Robert W. Wagner                       28,899(5)           *


William F. Wallace                     11,637(6)           *

Harry S. Welch                         10,000              *


Charles E. Wright                       5,254(7)           *


All executive officers and            266,728              2.72%
directors as a group (12 persons)
--------------------------------------------------------------------------------


(1) For purposes of determining the numbers of shares beneficially owned by the named individuals and by all executive officers and directors as a group, with respect to any director or executive officer who held options to purchase shares of the Company's Common Stock exercisable within 60 days of March 15, 1995, it was assumed that such options had been exercised and the shares issued were outstanding. The following number of shares representing such unexercised options were added to the holdings of each of the following directors and officers: Mr. Cody 5,000 shares; Mr. Grant 8,000 shares; Mr. Lang 35,932 shares; Mr. Miller 27,552 shares;
     Mr. VanRamshorst 35,564 shares; Mr. Wagner, 27,462; Mr. Wallace
     11,428 shares; Mr. Welch 8,000 shares; Mr. Wright 3,000 shares; and all executive officers and directors as a group 218,073 shares. The respective directors and executive officers have sole voting power and sole investment power over all shares reflected in the table and in this note, except as described in the notes to this table.

(2) Includes 1,000 shares as to which Mr. Lang has shared investment power and shared voting power and 1950 shares as to which Mr. Lang has no investment power and sole voting power.

(3) Includes 85 shares owned by Mr. Miller's wife individually or as custodian for their child over which Mr. Miller disclaims beneficial ownership and over which he has neither investment nor voting power, 1,000 shares as to which Mr. Miller has shared investment power and shared voting power and 4,419 shares as to which Mr. Miller has no investment power and sole voting power.

(4) Includes 200 shares owned by Mr. VanRamshorst's children over which Mr. VanRamshorst disclaims beneficial ownership and over which he has neither investment power nor voting power and 3,969 shares as to which Mr. VanRamshorst has no investment power and sole voting power.

(5) Includes 300 shares as to which Mr. Wagner has shared investment power and shared voting power and 992 shares as to which Mr. Wagner has no investment power and sole voting power.




(6) Includes 209 shares as to which Mr. Wallace has no investment power and sole voting power.

(7) Includes 254 shares owned by Mr. Wright's wife over which Mr. Wright disclaims beneficial ownership and over which he has neither investment nor voting power.

*    Less than 1 percent of the outstanding shares of Common Stock.


According to publicly available information, as of March 15, 1995, the only entities that owned more than 5 percent of the outstanding shares of Common Stock of the Company were as follows:



NAME AND ADDRESS                                       AMOUNT AND NATURE OF        PERCENTAGE
OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP         OF CLASS
---------------------------------------------------------------------------------------------
State Farm Mutual Automobile Insurance Company                711,410                 7.25%
  and related entity (1)
One State Farm Plaza
Bloomington, Illinois  61710

Cross Timbers Oil Company and related entity(2)               644,500                 6.57%
810 Houston Street, Suite 2000
Fort Worth, Texas  76102
---------------------------------------------------------------------------------------------


(1) According to its Schedule 13G dated January 24, 1995 filed with the Securities and Exchange Commission. The Schedule 13G states that State Farm Mutual Automobile Insurance Company has sole voting and sole investment power with respect to 611,410 shares of the Common Stock of the Company, and State Farm Fire and Casualty Company has sole voting power and sole investment power with respect to 100,000 shares of the Common Stock of the Company.

(2) According to its Schedule 13D dated September 19, 1994, Amendment No. 1 thereto dated October 20, 1994, Amendment No. 2 thereto dated November 18, 1994 and Amendment No. 3 thereto dated February 10, 1995 filed with the Securities and Exchange Commission. Amendment No. 3 to such Schedule 13D states that Cross Timbers Oil Company has sole voting power and sole investment power with respect to 644,400 shares of Common Stock of the Company and shares voting and investment power with WTW Properties, Inc., a newly-formed and wholly-owned subsidiary of Cross Timbers Oil Company, with respect to 100 shares of Common Stock of the Company.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The Company had a loan commitment through February 17, 1995 from three banks, one of which was Colorado National Bank ("CNB"), a wholly owned subsidiary of Colorado National Bankshares, Inc. CNB's portion of the commitment was $9 million, and it received an annual commitment fee of approximately $17,978 in 1994. William W. Grant, III, a director of the Company, was Chairman of the Board of CNB and a director of Colorado National Bankshares, Inc. through June 1993, and he now serves as an advisory director of CNB and Colorado National Bankshares, Inc.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (A)  See Item 8 of Form 10-K with respect to financial statements.

     (B) The Financial Data Schedule included as an exhibit to this report on Form 10-K should be read in conjunction with the financial statements in Item 8. Schedules not included with these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (C) The Exhibit Index which follows lists the exhibits to this report which are filed herewith, except those incorporated by reference as indicated.

     (D)  REPORTS ON FORM 8-K:

          The following report on Form 8-K was filed by the Company during the last quarter of the year ended December 31, 1994 included in this Form 10-K, and is incorporated by reference in this report:

          (1)  Date of Report:  October 19, 1994

               Items Reported:

               ITEM 5 - OTHER EVENTS

               Amendment to Rights Agreement dated October 19, 1994 between the Registrant and Chemical Bank, as successor Rights Agent, to Rights Agreement dated May 12, 1988, to preserve the ability of the Board of Directors to control the study process and to pursue business combinations to the best interest of the shareholders.

               ITEM 7 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

               Exhibits related to Amendment to Rights Agreement dated October 19, 1994, noted in Item 5.

          (2)  Date of Report:  November 15, 1994

               Items Reported:

               ITEM 2 - ACQUISITION OR DISPOSITION OF ASSETS

               Acquisition of certain oil and gas properties from Anadarko Petroleum Corporation.

               ITEM 7 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

               No financial information was available at the time of the report filing. Information was subsequently provided in an amended report in January 1995.

                                  EXHIBIT INDEX
Exhibit         Footnote
Number          Reference                 Description of Document
------          ---------                 -----------------------
  3(a)                         Restated Certificate of Incorporation of Plains
                               Petroleum Company.

  3(b) Certificate of Correction of Restated Certificate of Incorporation of Plains Petroleum Company.

  3(c)            (1)          By-laws of Plains Petroleum Company.

  4(a)            (2)          Preferred Stock Rights Purchase Agreement made as
                               of May 12, 1988 between Plains Petroleum Company and Manufacturers Hanover Trust Company.

  4(b)           (24)          Amendment dated October 19, 1994 between Plains
                               Petroleum Company and Manufacturers Hanover Trust to Exhibit 4(a).

                               The provisions in Registrant's Restated
                               Certificate of Incorporation and By-laws defining the rights of holders of its equity securities are included in Exhibits 3(a), 3(b) and 3(c).

  4(c)           (15)          Credit Agreement effective January 1, 1991
                               between Plains Petroleum Company, Plains
                               Petroleum Operating Company and NCNB Texas
                               National Bank, et.al.

  4(d)           (17)          Amendment to Credit Agreement effective January
                               1, 1992 between Plains Petroleum Company, Plains
                               Petroleum Operating Company and NationsBank of
                               Texas, N.A., et.al.

  4(e)           (20)          Second amendment to Credit Agreement effective
                               January 1, 1993 between Plains Petroleum Company,
                               Plains Petroleum Operating Company and
                               NationsBank of Texas, N.A., et.al.

  4(f)           (22)          Third Amendment to Credit Agreement effective
                               January 1, 1994 between Plains Petroleum Company,
                               Plains Petroleum Operating Company and
                               NationsBank of Texas, N.A., et al.

  4(g) Credit Agreement effective February 17, 1995 between Plains Petroleum Operating Company and NationsBank of Texas, N.A., et.al.

 10(a)            (3)          Service Agreement between Plains Petroleum
                               Company and K N Energy, Inc.

 10(b)            (6)          Amendment dated August 11, 1986 between Plains
                               Petroleum Company and K N Energy, Inc. to Exhibit
                               Number 10(a).

 10(c)            (1)          Amendment as of January 1, 1988 between Plains
                               Petroleum Company and K N Energy, Inc. to Exhibit
                               Number 10(a).

Exhibit         Footnote
Number          Reference                 Description of Document
-------         ---------                 -----------------------

 10(d)            (4)          Gas Purchase Contract. No. P-1090, dated April
                               20, 1984, as amended June 25, 1985, between
                               Plains Petroleum Company and K N Energy, Inc.

 10(e)            (6)          Amendment dated October 30, 1986 between Plains
                               Petroleum Company and K N Energy, Inc. to Exhibit
                               Number 10(d).

 10(f)           (12)          Amendment dated April 11, 1990 between Plains
                               Petroleum Operating Company  and K N Energy, Inc.
                               to Exhibit Number 10(d).

 10(g)           (17)          Amendments dated July 12, July 24 and July 25 of
                               1991 between Plains Petroleum Operating Company and K N Energy, Inc. to Exhibit Number 10(d).

 10(h)           (19)          Agreement dated September 3, 1992 to Redetermine
                               Price Under Purchase Contract No. P-1090 and
                               Conditions of Future Amendment for Release of
                               Contract Gas Purchases between K N Energy, Inc.
                               and Plains Petroleum Operating Company

 10(i)-1         (21)          Agreement dated August 25, 1993 to Redetermine
                               Price Under Purchase Contract No. P-1090 between
                               KN Energy, Inc. and Plains Petroleum Operating
                               Company.

 10(i)-2         (23)          Agreement to Release of Pre-636 Exchange Gas
                               P-1090 dated July 13, 1994 between Plains
                               Petroleum Operating Company and K N Gas Supply
                               Services, Inc.

 10(i)-3 Agreement dated December 8, 1994 between Plains Petroleum Operating Company and K N Energy, Inc. to Exhibit Number 10(d).

 21                            Subsidiaries of the registrant.

 23(a)                         Consent of Independent Public Accountants.

 23(b)                         Consent of Independent Reservoir Engineer.

 27                            Financial Data Schedule for the year ended
                               December 31, 1994.

 99(a) Form 11-K for the year ended December 31, 1992 dated March 31, 1995.

 99(b) Form 11-K for the year ended December 31, 1993 dated March 31, 1995.

 99(c) Form 11-K for the year ended December 31, 1994 dated March 31, 1995.

Exhibit         Footnote
Number          Reference                 Description of Document
-------         ---------                 -----------------------

                                        COMPENSATION PLANS AND AGREEMENTS

 10(j)            (4)          1985 Incentive Stock Option Plan.

 10(k)            (4)          1985 Stock Option Plan for Non-Employee Directors

 10(l)            (9)          1989 Stock Option Plan

 10(m)           (18)          1992 Stock Option Plan

 10(n)            (4)          Employment Agreement dated April 1, 1985 between
                               Plains Petroleum Company and Elmer J. Jackson.

 10(o)           (10)          Amended and Restated  Employment Agreement dated
                               March 17, 1989 between Plains Petroleum Company and Elmer J. Jackson.

 10(p)            (4)          Severance Agreement dated May 1, 1985 between
                               Plains Petroleum Company and Robert W. Wagner.

 10(q)            (6)          Severance Agreements between Plains Petroleum
                               Company and Darrel M. Reed, Robert A. Miller,
                               Jr., David L. Cook, and Lee B. VanRamshorst, and dated July 22, 1985; September 16, 1985; August
                               26, 1985; and November 18, 1985, respectively.

 10(r)            (8)          Amendment to Severance Agreements dated June 1,
                               1988 between Plains Petroleum Company and Darrel
                               M. Reed, Robert A. Miller, Jr., Robert W. Wagner, and Lee B. VanRamshorst, respectively.

 10(s)           (20)          Director's Deferred Fee Plan dated August 8,
                               1987.

 10(t)           (20)          Executive Deferred Compensation Plan dated
                               August 8, 1987.

 10(u)           (20)          First and Second Amendments to the Executive
                               Deferred Compensation Plan dated December 1, 1988 and August 26, 1992, respectively.

 10(v)           (13)          Plains Petroleum Company 401(k) Plan & Trust.

 10(w)            (7)          Severance Agreement dated May 1, 1988 between
                               Plains Petroleum Company and James A. Miller.

Exhibit         Footnote
Number          Reference                 Description of Document
------          ---------                 -----------------------

 10(x)           (10)          Severance Agreement dated January 23, 1989
                               between Plains Petroleum Company and Robert M.
                               Danos.

 10(y)           (11)          Amendment to Severance Agreements dated May 12,
                               1989 between Plains Petroleum Company and James
                               A. Miller and Robert M. Danos, respectively.

 10(z)           (14)          Severance Agreement dated September 26, 1990
                               between Plains Petroleum Company and Eugene A.
                               Lang, Jr.

 10(aa)          (16)          Severance Agreement dated May 13, 1991 between
                               Plains Petroleum Company and John N. Wood.

 10(bb)          (20)          Incentive Compensation Plan dated February 18,
                               1993.

10(cc)           (24)          Amendment to 1985, 1989 and 1992 Stock Option
                               Plans, dated September 8, 1994.

10(dd)           (24)          Employment Agreement dated August 7, 1994 between
                               Plains Petroleum Operating Company and William F.
                               Wallace.

10(ee)           (24)          Amendment of Employment Agreement dated
                               October 3, 1994 between Plains Petroleum
                               Operating Company and William F. Wallace.

______________________________

(1) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 28, 1988. [SEC file number 1-8975] [available on] microfiche at the SEC]

(2) Incorporated by reference to Plains Petroleum Company's Registration Statement on Form 8-A dated May 20, 1988.

(3) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 27, 1986. [SEC file number 1-8975] [available on] microfiche at the SEC]

(4) Incorporated by reference to Plains Petroleum Company's Registration Statement on Form 10 dated August 21, 1985.

(5)  [Intentionally omitted]

(6) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 30, 1987. [SEC file number 1-8975] [available on] microfiche at the SEC]

(7) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated May 13, 1988. [SEC file number 1-8975] [available on] microfiche at the SEC]

(8) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated August 11, 1988. [SEC file number 1-8975] [available on] microfiche at the SEC]

(9) Incorporated by reference to Plains Petroleum Company's Proxy Statement, Exhibit A, dated March 21, 1989. [SEC file number 1-8975] [available on] microfiche at the SEC]

(10) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated May 12, 1989. [SEC file number 1-8975] [available on] microfiche at the SEC]

(11) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 28, 1990. [SEC file number 1-8975] [available on] microfiche at the SEC]

(12) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated May 7, 1990. [SEC file number 1-8975] [available on] microfiche at the SEC]

(13) Incorporated by reference to Plains Petroleum Company's Registration Statement on Form S-8 (Amendment No. 1) dated June 18, 1990 and (Amendment No. 2) dated December 21, 1993.

(14) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 13, 1990. [SEC file number 1-8975] [available on] microfiche at the SEC]

(15) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 27, 1991.

(16) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated August 13, 1992.

(17) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 26, 1992.

(18) Incorporated by reference to Plains Petroleum Company's Proxy Statement, Exhibit A, dated March 26, 1992.

(19) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 12, 1992.

(20) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 26, 1993.

(21) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 11, 1993.

(22) Incorporated by reference to Plains Petroleum Company's Annual Report on Form 10-K dated March 28, 1994.

(23) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated August 12, 1994.

(24) Incorporated by reference to Plains Petroleum Company's Quarterly Report on Form 10-Q dated November 11, 1994.

ADDITIONAL ITEM -

     For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30507 (filed August 11, 1989), 33-35306 (filed June 18, 1990 and December 21, 1993)
and 33-54636 (filed November 16, 1992);

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PLAINS PETROLEUM COMPANY

March 30, 1995                    By: /s/ Darrel Reed
                                     --------------------------------

                                     Darrel Reed
                                     Vice President and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ James A. Miller          Chairman, Chief Executive        March 30, 1995
--------------------------   Officer and Director
    James A. Miller


/s/ William F. Wallace       President and Chief Operating    March 30, 1995
--------------------------   Officer (Plains Petroleum
    William F. Wallace       Operating Company) and Director



/s/ Derrill Cody             Director                         March 30, 1995
--------------------------
    Derrill Cody


/s/ William W. Grant, III    Director                         March 30, 1995
--------------------------
   William W. Grant, III


/s/ Harry S. Welch           Director                         March 30, 1995
--------------------------
    Harry S. Welch

/s/ Charles E. Wright        Director                         March 30, 1995
--------------------------
    Charles E. Wright