Form 10-Q
period 1995-03-31
PLAINS PETROLEUM CO
filed 1995-05-12
CIK 775272

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM  10-Q


(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1995
                                                 --------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                       PERIOD FROM           TO
                                   ---------    ----------
                          Commission file number 1-8975
                                                 ------

                            PLAINS PETROLEUM COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       84-0928792
- ----------------------------------               -------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                    Identification Number)

12596 West Bayaud, P.O. Box 281306, Lakewood, Colorado       80228
- ------------------------------------------------------   ---------------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (303) 969-9325
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X            No
                         -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 12, 1995
- -------------------------------                  ---------------------------
Common Stock, $.01 par value                             9,829,118

                            PLAINS PETROLEUM COMPANY

                                      INDEX
                                      -----



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets -
                    March 31, 1995 and December 31, 1994                   1

                    Consolidated Statements of Earnings -
                    quarters ended March 31, 1995
                    and 1994                                               2

                    Consolidated Statements of Cash Flows -
                    quarters ended March 31, 1995 and 1994                 3

                    Notes to Consolidated Financial Statements             4-6


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7-10





PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       11

          Item 2.  Changes in Securities                                   11

          Item 6.  Exhibits and Reports on Form 8-K                        12-13

          Signatures                                                       14


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                            PLAINS PETROLEUM COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     (Successful Efforts Accounting Method)
                                    (Note 1)
                                                              March 31     December 31
  ASSETS                       IN THOUSANDS                      1995        1994
- -----------------------------------------------------------------------------------------
                                                              UNAUDITED
CURRENT ASSETS
Cash and equivalents                                            $ 2,001      2,331
Accounts receivable                                               6,266      7,057
Inventory                                                           647        643
Prepaid expenses                                                    622        422
                                                                  -----      -----
  Total current assets                                            9,536     10,453
                                                                 ------     ------

PROPERTY AND EQUIPMENT
Oil and gas properties                                          224,829    221,337
Undeveloped leases                                                4,601      4,568
Other equipment and assets                                        8,832      8,627
Accumulated depreciation, depletion
  and amortization                                              (92,733)   (88,041)
                                                                 ------     ------
  Net property and equipment                                    145,529    146,491
                                                               --------   --------

                                                               $155,065   $156,944
                                                               --------   --------
                                                               --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $1,338     $2,245
Undistributed production receipts                                 1,052      2,025
Accrued taxes                                                     2,985      2,069
Accrued lease costs                                               1,118        994
Other accruals                                                    1,102      1,199
                                                                 ------     ------
  Total current liabilities                                       7,595      8,532
                                                                 ------     ------

LONG-TERM DEBT (Note 2)                                          34,500     37,000
                                                                 ------     ------
DEFERRED INCOME TAXES (Note 3)                                   10,692     10,012
                                                                 ------     ------
POSTRETIREMENT BENEFITS                                             952        927
                                                                   ----       ----
OTHER LONG-TERM LIABILITIES                                       1,023      1,017
                                                                 ------      -----

STOCKHOLDERS' EQUITY
Common stock, 1 CENTS par value; 20 million shares authorized;
  9,822,028 and 9,813,055 shares outstanding                         98         98
Additional paid-in capital                                       20,383     20,278
Retained earnings                                                80,364     79,713
Treasury stock, at cost                                            (542)      (633)
                                                                 ------     ------
  Total stockholders' equity                                    100,303     99,456
                                                                -------     ------

                                                               $155,065   $156,944
                                                               --------   --------
                                                               --------   --------


The accompanying notes are an integral part of these financial statements.


                            PLAINS PETROLEUM COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Quarter Ended March 31
                                                   -----------------------
IN THOUSANDS, EXCEPT PER SHARE       UNAUDITED       1995            1994
- ------------------------------------------------------------------------------

REVENUES

Gas sales                                           $12,346        $12,783
Oil sales                                             6,288          3,393
                                                    -------         ------
                                                     18,634         16,176
                                                    -------         ------
OPERATING EXPENSES

Production -
  Lease operations                                    3,519          2,720
  Production and property taxes                       2,432          1,957
  Transportation and processing                         821            649
  Net profit payments                                   668          1,288
General and administrative                            2,061          1,843
Depreciation, depletion & amortization                4,983          4,467
Exploration                                           1,694            425
Interest expense, net                                   584            113
Other income                                           (129)          (102)
                                                      ------          -----

                                                     16,633         13,360
                                                    -------         ------

EARNINGS BEFORE TAXES                                 2,001          2,816
                                                     ------         ------

Provision For Income Taxes
  Current                                                81            140
  Deferred                                              680            648
                                                      -----          -----
                                                        761            788
                                                      -----          -----

NET EARNINGS                                         $1,240         $2,028
                                                     ------         ------
                                                     ------         ------

Average Shares Outstanding                            9,822          9,800
                                                     ------         ------
                                                     ------         ------

NET EARNINGS PER SHARE                                $ .13          $ .21
                                                      -----          -----
                                                      -----          -----







The accompanying notes are an integral part of these financial statements.


                            PLAINS PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Quarter Ended March 31
                                                     ------------------------
      IN THOUSANDS                  UNAUDITED           1995       1994
- ------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net earnings                                          $1,240     $2,028
 Adjustments to reconcile earnings
  to cash provided by operations:
      Depreciation, depletion and amortization          4,983      4,467
      Deferred income taxes                               680        648
      Exploration expense                               1,694        425
      Postretirement benefits                              25         25
Changes in Components of Working Capital:
      Accounts receivable                                 791        443
      Prepaid expenses                                   (201)       145
      Accounts payable                                   (907)      (664)
      Undistributed production receipts                  (973)      (694)
      Other liabilities                                   943        447
                                                        -----      -----

      Cash provided by operating activities             8,275      7,270
                                                       ------     ------

INVESTING ACTIVITIES
      Capital expenditures
         - Exploration and Production                  (5,225)    (1,429)
         - Other                                         (116)      (718)
      Acquisition of oil and gas properties              (383)    (1,738)
      Proceeds from sale of properties                      5        519
                                                       ------    -------

         Cash used in investing activities             (5,719)    (3,366)
                                                       ------      -----

FINANCING ACTIVITIES
      Repayments of long-term debt                     (2,500)    (3,000)
      Dividends paid                                     (589)      (588)
      Exercised stock options                             100
      Treasury stock issued (purchased)                    96         (1)
      Other                                                 7
                                                        -----      ------
         Cash used in financing activities             (2,886)    (3,589)
                                                       ------     ------

(Decrease) increase in cash and equivalents              (330)       315
Cash and equivalents at beginning of period             2,331      2,660
                                                        -----     ------

         Cash and equivalents at end of period         $2,001     $2,975
                                                       ------     ------
                                                       ------     ------



The accompanying notes are an integral part of these financial statements.

                           PLAINS PETROLEUM COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995

                                    Unaudited
- ------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Plains Petroleum Company and its wholly-owned subsidiaries, which are hereinafter referred to collectively in these Notes to Consolidated Financial Statements as the "Company". All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to 1994 amounts to conform to the 1995 presentation. The unaudited March 31, 1995 and 1994 financial statements contain all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.

     The Company considers all short-term, highly liquid investments with a maturity of three months or less to be cash equivalents. During the first quarter ended March 31, 1995 and 1994, cash payments made for interest were $579,000 and $225,000, respectively, and no cash payments were made for income taxes in either quarter. The Company has not held during the first quarter, or in any previous periods, any accounts which included derivative securities.

     The Company follows the successful efforts method of accounting for its oil and gas exploration and development activities. Gains or losses from disposal of properties are recognized currently. Reference should be made to the Company's 1994 Form 10-K for additional information concerning all other significant accounting policies, operations and financial condition.

2.   LONG-TERM DEBT

     On February 17, 1995, a new credit agreement was entered into which replaced the previous $60 million unsecured, revolving line of credit with a $150 million bank line. The new bank line has an initial borrowing base limitation of $110 million, which is to be redetermined annually. Under the new agreement, outstanding borrowings at the end of the revolving period in January 1997 convert to a six-year term loan. The new agreement also permits the Company to repurchase its stock in an amount not to exceed $75 million during the eighteen-month period following the effective date. Subsequent to that period, aggregate treasury stock purchases and cash dividends for any four fiscal quarters may not exceed 50% of net earnings for the preceding two years.

     The Company is required to pay only interest during the revolving period; thereafter, principal is to be repaid over six years in equal quarterly installments beginning in April 1997. Interest accrues, at the Company's option, at rates equal to the agent bank's prime rate, the domestic certificate of deposit rate or the London interbank eurodollar rate (LIBOR), in each case plus a spread ranging from five-eighths of one percent (.625%) to two percent (2.0%) per annum, depending on the amount of treasury stock the Company has purchased and the level of the Company's borrowings relative to its borrowing base. LIBOR was elected for the entire $34 1/2 million outstanding balance at quarterend at an effective rate of 6.90% per annum.

     In April, 1995, the Company repaid $1 1/2 million under the credit agreement, reducing the outstanding principal balance of loans to $33 million.

3.   INCOME TAXES

     Statement of Financial Accounting Standards No. 109 provides that a deferred tax liability or asset is determined based on the timing differences between the bases used for financial versus tax reporting of assets and liabilities as measured by the effective tax rates. For the quarter ended March 31, 1995, the income tax expense equals the amounts computed by applying the statutory Federal and state income tax rates, totaling 38%.

     For the prior year's first quarter, the income tax expense differs from the amounts computed by applying the statutory rates to earnings before income taxes. The reasons for these differences are shown as a percent of earnings as follows:

     Statutory income tax rate                         34%
     State income tax rate                              3
     Change in valuation allowance                     (7)
     Other items                                       (2)
                                                     -------
     Effective tax rate                                28%
                                                      -----
                                                      -----

4.   COMMITMENTS AND CONTINGENCIES

     On October 20, 1994, the Company issued a press release stating that it had authorized its financial advisors to help the Company study strategic alternatives in light of a recent Schedule 13-D filing by Cross Timbers Oil Company. The press release stated that, as part of the study, the financial advisors would seek indications of interest from certain possible merger partners. The press release also indicated that the Company's board had amended its shareholder rights plan.

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

     The Company and the named directors deny the allegations of wrongdoing in the complaint and intend to pursue a vigorous defense. A putative class action entitled BEHRENS V. MILLER, et al., that was filed on October 21, 1994, was voluntarily dismissed without prejudice by the plaintiff. The allegations and relief sought in the BEHRENS case were similar to those in the MILLER action, described above.

     On May 3, 1995, the Company announced it had executed a definitive merger agreement with Barrett Resources Corporation (Barrett) and a subsidiary thereof. Also on May 3, 1995, a putative class action, entitled CRANDON CAPITAL PARTNERS
V. JAMES A. MILLER, ET AL., was filed in Delaware Chancery Court against the Company and the members of its Board of Directors. In this suit it is alleged that, among other things, the consideration to be paid the Company's shareholders pursuant to such merger agreement is inadequate and "substantially below the fair or inherent value of the Company." Plaintiff seeks various forms of declaratory and injunctive relief, damages and an award of plaintiff's costs and disbursements. The Company and the directors deny the allegations of wrongdoing in the complaint and intend to pursue a vigorous defense.

     In addition, at March 31, 1995, the Company was party to certain other legal proceedings which have arisen out of the ordinary course of business. Based on the facts currently available, in management's opinion the liability, individually or in the aggregate, if any, to the Company resulting from the other actions will not have a material adverse effect on the Company's consolidated financial position and results of operations.


ENVIRONMENTAL CONTROLS

     Currently, there are no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

5.   SUBSEQUENT EVENT

     On May 2, 1995, Barrett, a subsidiary thereof and the Company executed a definitive merger agreement pursuant to which the Company will merge with a subsidiary of Barrett and, thereby, become a wholly-owned subsidiary of Barrett. The terms of the merger agreement provide that each outstanding share of the Company's common stock will be converted into the right to receive 1.3 shares of Barrett common stock.

     The merger will take the form of a tax-free exchange and will be accounted for as a pooling of interests. The merger has been approved by the Boards of Directors of Barrett and the Company and is subject to approval by their respective stockholders as well as other customary conditions and approvals. At the conclusion of the merger, Barrett will expand its Board of Directors to include four members of the Company's Board.

Part I - Item 2             PLAINS PETROLEUM COMPANY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1995
- ------------------------------------------------------------------------------

     Record oil production in the first quarter, in addition to a 36% higher average oil price, resulted in significantly (85%) increased oil revenues for the quarter. Natural gas revenues were below the prior year's first quarter due to lower gas prices realized for increased gas volumes sold. The current quarter's total revenues were the highest in the Company's history. Exploration expense was substantially above last year's first quarter principally due to an unsuccessful exploratory Louisiana well. In addition to the higher exploration costs and increased production costs associated with acquired wells by the Company, other expenses which increased, including interest expense on higher debt balances and increased depletion charges related to property additions, offset the higher revenues and resulted in lower earnings for the quarter.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As of March 31, 1995, the Company's working capital was $1.9 million, with a ratio of current assets to current liabilities of 1.25 to 1. Cash provided by operating activities during the first quarter of 1995 was used to fund drilling programs, reduce debt, pay dividends and acquire properties.

     The Company's 1995 planned capital spending, excluding acquisitions, is approximately $38 million, up approximately $16 million from the 1994 level. Approximately two-thirds of the Company's first quarter capital spending of $5 million focused on the exploitation of the Company's existing properties and production enhancement projects. The balance was utilized in exploration drilling and the development of new prospects. During the first quarter, the first of two deep Louisiana exploratory prospects was unsuccessful at a net cost of approximately $600,000. In the second quarter, the drilling contractor, operating under a turnkey contract, elected to plug and abandon the second deep well due to unresolved drilling problems with a net cost to the Company of approximately $150,000. Drilling of an exploratory well located in the Gulf of Mexico on Ship Shoal Blocks 275/292 will be commenced in May. The Company has a one-third working interest in this project at an estimated net drilling cost of $884,000.

     In the first quarter 1995, the Company's secondary recovery program concentrated on the Cambridge field project located in Wyoming and on the Moss and Foster Grayburg San Andres Units located in Texas. Development projects are concentrated in Wyoming, New Mexico and Texas. In Wyoming, a well in the Meeteetse field producing from the Frontier Muddy formation was placed on production. Two additional wells are planned for 1995. In the Teague field located in New Mexico, the Company has three Simpson-McKee producing wells, a fourth well being drilled and a fifth well in the permitting stage. An enhanced
recovery project for the field is currently being evaluated.   Two offset wells
in the Sean Andrew field in Texas, a 1994 discovery, were placed on production. Another well is being completed and a fourth well is being drilled. Other Texas projects include a well in the Deckers Prairie field in Montgomery County and the completion of the Halls Bayou Ranch No. 2 well in Galveston County which was placed on production.

     In Kansas, a new 2,200 horsepower field compressor station has been placed in operation on the Hugoton field gathering system and will enhance the Company's ability to increase its rate of production from the field.

     -------------------------------

     To date the drilling programs have been funded by operating cash flow, and it is anticipated that the remaining 1995 capital spending plan will be funded accordingly. Excess funds provided from operations that are not required for capital expenditures will be utilized to reduce outstanding debt.

     On March 31, 1995 a quarterly dividend of 6 CENTS per share was paid. On May 2, 1995 the Company declared a quarterly dividend of 6 CENTS per share payable on June 30, 1995 to shareholders of record on June 13.

     On May 2, 1995, Barrett, a subsidiary thereof and the Company executed a definitive merger agreement pursuant to which the Company will merge with a subsidiary of Barrett and, thereby, become a wholly-owned subsidiary of Barrett. The terms of the merger agreement provide that each outstanding share of the Company's common stock will be converted into the right to receive 1.3 shares of Barrett common stock. The merger will take the form of a tax-free exchange and will be accounted for as a pooling of interests. The merger has been approved by the Boards of Directors of Barrett and the Company and is subject to approval by their respective stockholders as well as other customary conditions and approvals. At the conclusion of the merger, Barrett will expand its Board of Directors to include four members of the Company's Board.

RESULTS OF OPERATIONS
- ---------------------

     Increased production for the first three months of 1995, accompanied by higher oil prices, resulted in record first quarter revenues for the Company. Earnings were down 39% primarily due to higher exploration costs, interest and depletion charges, income taxes and increased production costs due to expanded operations.

REVENUES

     Revenues for the first quarter were $18.6 million, 15% over first quarter 1994 revenues of $16.2 million. This increase is attributed to a 24% rise in production, on a barrel of oil equivalent (BOE) basis, and a 36% increase in average oil prices.

     Production and average sales prices during the periods presented were as follows:


                                             Quarter Ended
                                                March 31
                                          ----------------------

                                           1995       1994
                                           ----       ----
     Gas production (Bcf)                   7.4        6.1
     Average price per Mcf                $1.67      $2.08

     Oil production(MBbls)                  405        298
     Average price per barrel            $15.51     $11.40

     (Note: Bcf = billion cubic feet; Mcf = thousand cubic feet; MBbls = thousand barrels)


   Gas revenues of $12.3 million for the current quarter were down 3% from the first quarter of 1994. Average gas prices declined 41 CENTS per Mcf (20%), offsetting a 1.3 Bcf increase in gas volumes sold. Under a seasonal pricing contract for natural gas effective for 1995, the Company realized during the first quarter an average wellhead price of $1.87 per million British Thermal Unit (MMBtu) from the Company's principal purchaser for 6.6 Bcf sold from the Hugoton field in southwestern Kansas. The Company will receive $1.60 per MMBtu at the wellhead from its principal purchaser under the first tier pricing of its contract for the months of April through September and an anticipated weighted average of $2.05 per MMBtu for the fourth quarter of 1995. The balance of the Company's Hugoton field gas production, including production sold to its principal purchaser under the second tier, will be priced on a spot market basis. Gas production from the remainder of the Company's gas producing properties is sold to various purchasers under spot sales and limited-term contracts of up to one year. Spot market sales are burdened with additional gathering, processing, transportation and marketing charges, ranging from 15 CENTS to 40 CENTS per MMBtu in the Rocky Mountain and Mid-continent areas.

   First quarter oil revenues increased 85% to a record $6.3 million as compared to $3.4 million for the same period in 1994. A 36% increase in oil production is directly attributed to the success of the Company's 1994 exploration and exploitation program and acquisitions of oil properties. Oil revenues were also enhanced by a $4.11 per barrel (36%) increase in average oil prices for the first quarter of 1995 from 1994.


EXPENSES

   Operating expenses for the first quarter of 1995 of $16.6 million increased 24% from $13.4 million, for the same period in 1994. In addition to impacting revenues, property acquisitions made in 1994 and the first quarter of 1995, combined with the addition of new wells on production and higher exploration costs, directly influenced this increase.

   Production expenses, including lease operating costs, production and property taxes, transportation and processing fees and net profits payments, increased 12% for the first quarter as compared to the same period in 1994. The increase relates to the producing properties added through acquisitions, exploration and exploitation activities. Production expenses, or lifting costs, approximated $4.53 per BOE for the first quarter of 1995 compared to $5.01 per BOE for 1994. At present, there are no known environmental or other regulatory matters related to the Company's operations which would result in a material expense to the Company. No significant environmental costs have been incurred or accrued through the periods presented in this report.

   General and administrative expense increased approximately 12% from the first quarter of 1994. This increase is attributable principally to consulting and contract services expenses.

   Depreciation, depletion and amortization increased by approximately 12% in the first quarter of 1995 over the prior year primarily due to sales volume increases. However, reserve increases recognized within the past year favorably reduced the weighted average depletion rate for the Company's oil and gas properties from $3.21 per BOE in the first quarter of 1994 to $2.83 per BOE for 1995.

   Exploration costs were higher principally due to a $600,000 charge for an unsuccessful exploratory well in the Patterson Deep Prospect of St. Mary Parish, Louisiana.

   Interest expense increases are the direct result of higher debt balances associated with the financing of an acquisition in November 1994.

INCOME TAXES

   The effective tax rates were 38% and 28% for the first quarter of 1995 and 1994, respectively. The 1994 rate incorporates the benefit of the existing tax loss carryforwards being utilized in conjunction with the accounting for income taxes. The current income tax provision is directly attributable to earnings taxable under the Federal alternative minimum tax and state income taxes.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

              The Company and the named directors deny the allegations of wrongdoing in the complaint and intend to pursue a vigorous defense.
          A putative class action entitled BEHRENS V. MILLER, et al., that was filed on October 21, 1994, was voluntarily dismissed without prejudice by the plaintiff. The allegations and relief sought in the BEHRENS case were similar to those in the MILLER action, described above.

              On May 3, 1995, the Company announced it had executed a definitive merger agreement with Barrett Resources Corporation and a subsidiary thereof. Also on May 3, 1995, a putative class action, entitled CRANDON CAPITAL PARTNERS V. JAMES A. MILLER, ET AL., was filed in Delaware Chancery Court against the Company and the members of its Board of Directors. In this suit it is alleged that, among other things, the consideration to be paid the Company's shareholders pursuant to such merger agreement is inadequate and "substantially below the fair or inherent value of the Company." Plaintiff seeks various forms of declaratory and injunctive relief, damages and an award of plaintiff's costs and disbursements. The Company and the directors deny the allegations of wrongdoing in the complaint and intend to pursue a vigorous defense.

Item 2.   CHANGES IN SECURITIES

              On May 2, 1995, the Company amended its Rights Agreement (Agreement), dated as of May 12, 1988 and amended as of October 19, 1994, to exclude from the provisions of such agreement Barrett Resources Corporation (Parent), Vanilla Corporation, a wholly-owned subsidiary of Parent (Sub), or any Affiliates or Associates of Parent or Sub, by virtue of (a) the execution and delivery of the Agreement and Plan of Merger among Parent, Sub and the Company, dated as of May 2, 1995 and any amendments thereto in accordance with its terms (the Merger Agreement), pursuant to which, among other things, Sub shall merge with and into the Company (the Merger) or (b) the consummation of the Merger and the transactions contemplated by the Merger Agreement.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

               Exhibit
               Number
               -------

               2 (a) Agreement and Plan of Merger dated May 2, 1995 among Barrett Resources Corporation, Vanilla Corporation and the Company, incorporated by reference to the Company's Report on Form 8-K, dated May 2, 1995.

               4 (b)-2 Second Amendment to the Rights Agreement dated May 2, 1995 between Plains Petroleum Company and Chemical Bank, incorporated by reference to the Company's Report on Form 8-K, dated May 2, 1995.

               4 (g) Credit Agreement effective February 17, 1995 between Plains Petroleum Operating Company and NationsBank of Texas, N.A., incorporated by reference to the Company's Report on Form 10-K, dated March 30, 1995.

               4 (h) First Amendment to Credit Agreement effective March 31, 1995 by and among Plains Petroleum Company, Plains Petroleum Operating Company, Nations Bank of Texas, N.A. and Colorado National Bank

               27 Financial Data Schedule for the three months ended March 31, 1995


          (b)  Reports on Form 8-K:

               The following reports on Form 8-K are incorporated by reference in this report:

               (1)  Date of Report:  January 12, 1995

                    Items Reported:

                    ITEM 7 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

                    Financial statements of certain producing properties acquired from Anadarko Petroleum Corporation for the nine months ended September 30, 1994 and 1993 and for the year ended December 31, 1993, and pro forma financial information of Plains Petroleum Company and Acquired Properties as of September 30, 1994 and December 31, 1993.

               (2)  Date of Report:  May 2, 1995

                    Items Reported:

                    Item 5 - Other Events
                    ---------------------

                    a) Agreement and Plan of Merger dated May 2, 1995 among Barrett Resources Corporation, Vanilla Corporation and Plains Petroleum Company.

                    b) Second Amendment to Plains Petroleum Company's Rights Agreement.

                    c) Press Release dated May 3, 1995 re: Barrett Resources Corporation and Plains Petroleum Company announce the execution of a definitive merger agreement.

                            PLAINS PETROLEUM COMPANY

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  May 12, 1995                   /s/ James A. Miller
       -------------                  ----------------------------------------
                                      James A. Miller
                                      Chairman
                                      (Chief Executive Officer)



DATE:  May 12, 1995                   /s/ Darrel Reed
       -------------                  ----------------------------------------
                                      Darrel Reed
                                      Vice President
                                      (Chief Accounting Officer)

PLAINS PETROLEUM COMPANY


                                  EXHIBIT INDEX
                                  -------------


No.Exhibit
- ----------

2 (a) Agreement and Plan of Merger dated May 2, 1995 among Barrett Resources Corporation, Vanilla Corporation and the Company, incorporated by reference to the Company's Report on Form 8-K, dated May 2, 1995.

4 (b)-2 Second Amendment to the Rights Agreement dated May 2, 1995 between Plains Petroleum Company and Chemical Bank, incorporated by reference to the Company's Report on Form 8-K, dated May 2, 1995.

4 g Credit Agreement effective February 17, 1995 between Plains Petroleum Operating Company and NationsBank of Texas, N.A., incorporated by reference to the Company's Report on Form 10-K, dated March 30, 1995.

4 (h) First Amendment to Credit Agreement effective March 31, 1995 by and among Plains Petroleum Company, Plains Petroleum Operating Company, Nations Bank of Texas, N.A. and Colorado National Bank

27              Financial Data Schedule for the three months ended March 31,
                1995